Form 10-Q
period 1995-03-31
GLENBOROUGH PENSION INVESTORS
filed 1995-05-15
CIK 755869

FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarterly Period Ended March 31, 1995

                                          OR

                [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                       for the transition period from       to
                                                     ------   ------
                            Commission File number 0-13448

                            GLENBOROUGH PENSION INVESTORS,
                           A CALIFORNIA LIMITED PARTNERSHIP
           --------------------------------------------------------------
                (Exact name of Registrant as specified in its charter)

                    California                              33-0058349
            ---------------------------                   ---------------
           (State or other jurisdiction                  (I.R.S. Employer
         of incorporation or organization)              Identification No.)


       400 South El Camino Real, Suite 1100                 94402-1708
               San Mateo, California                       ------------
   --------------------------------------------             (Zip Code)
     (Address of principal executive offices)


                                    (415) 343-9300
                         -----------------------------------
                           (Registrant's telephone number)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                      Yes X  No
                                        ---- ----

           Total number of units outstanding as of March 31, 1995: 118,942


                              NO EXHIBIT INDEX REQUIRED

          PART I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements

                            GLENBOROUGH PENSION INVESTORS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                             Consolidated Balance Sheets
                       (in thousands, except units outstanding)
                                     (Unaudited)

                                                  March 31,   December 31,
                                                     1995         1994
          Assets                                  ---------   ------------
          -------
          Real estate investments:
            Land                                 $  8,312      $  6,456
            Buildings and improvements, net
              of accumulated depreciation of
              $1,567 and $1,366 in 1995 and
              1994, respectively                   15,000        12,958
                                                 --------      --------
              Net real estate investments          23,312        19,414

          Cash and cash equivalents                   174           382
          Accounts receivable                         208           106
          Prepaid expenses and other assets,
            net of accumulated amortization
            of $144 and $129 in 1995 and 1994,
            respectively                              563           510
                                                 --------      --------
          Total assets                           $ 24,257      $ 20,412
                                                 ========      ========
          Liabilities and Partners'
          Equity (Deficit)
          -------------------------
          Accounts payable and accrued
            expenses                             $    559      $    559
          Notes payable                             3,908             -
                                                 --------      --------
                Total liabilities                   4,467           559

          Partners' equity (deficit):
            General Partner                          (55)          (55)
            Limited Partners - 118,942
              limited partnership units
              outstanding                          19,845        19,908
                                                 --------      --------
                Total partners' equity             19,790        19,853
                                                 --------      --------
          Total liabilities and partners'
            equity                               $ 24,257      $ 20,412
                                                 ========      ========



             See accompanying notes to consolidated financial statements.

                            GLENBOROUGH PENSION INVESTORS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                        Consolidated Statements of Operations
                       (in thousands, except per unit amounts)
                                     (Unaudited)

                                                       Three months ended
                                                           March 31,
                                                      ------------------------
                                                     1995           1994
                                                    ------         ------
          Revenues:
            Rental revenue                         $  1,279      $  1,028
            Interest and other                            -             9
                                                   --------      --------
              Total revenues                          1,279         1,037
                                                   --------      --------
          Costs and expenses:
            Operating (including $212 paid
              to an affiliate in the three
              months ended March 31, 1995)              702           585
            General and administrative
              (including $67 paid to an
              affiliate in the three months
              ended March 31, 1995)                     104           101
            Depreciation and amortization               213           170
            Interest                                     75             8
            Other                                        23             -
                                                   --------      --------
              Total expenses                          1,117           864
                                                   --------      --------

          Net income                               $    162      $    173
                                                   ========      ========
          Net income per limited
           partnership unit                        $   1.35      $   1.44
                                                   ========      ========
          Distributions per limited
           partnership unit:
            From net income                        $   1.35      $   1.44
            Representing return of capital             0.52          0.12
                                                   --------      --------
          Total distributions per limited
           partnership unit                        $   1.87      $   1.56
                                                   ========      ========










             See accompanying notes to consolidated financial statements.

                            GLENBOROUGH PENSION INVESTORS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                Consolidated Statements of Partners' Equity (Deficit)
                                    (in thousands)

                  For the three months ended March 31, 1995 and 1994
                                     (Unaudited)


                                                                   Total
                                            General    Limited   Partners'
                                            Partner    Partners    Equity
                                         ---------   --------------------
          Balance at December 31, 1993   $    (56)   $ 19,874   $ 19,818

          Distributions                        (2)       (186)      (188)

          Net income                            2         171        173
                                          --------    --------   --------
          Balance at March 31, 1994      $    (56)   $ 19,859   $ 19,803
                                          ========    ========   ========


          Balance at December 31, 1994   $    (55)   $ 19,908   $ 19,853

          Distributions                        (2)       (223)      (225)

          Net income                            2         160        162
                                          --------    --------   --------
          Balance at March 31, 1995      $    (55)   $ 19,845   $ 19,790
                                          ========    ========   ========
























             See accompanying notes to consolidated financial statements.

                            GLENBOROUGH PENSION INVESTORS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                 Consolidated Statements of Cash Flows (in thousands)
                                     (Unaudited)
                                                             Three months ended
                                                                March 31,
                                                             -----------------

                                                           1995          1994
                                                           -----         -----
       Cash flows provided by operating activities:
         Net income                                    $    162      $    173
       Adjustments to reconcile net income to net
        cash provided by operating activities:
           Depreciation and amortization                    213           170
           Other expenses                                    23             -
         Changes in certain assets and liabilities:
           Accounts receivable                             (102)          (82)
           Prepaid expenses and other assets                (68)          (13)
           Accounts payable and accrued expenses              -            18
                                                        --------      --------
               Total adjustments                             66            93
                                                        --------      --------
           Net cash provided by operating activities        228           266
                                                        --------      --------
       Cash flows used for investing activities:
         Acquisitions of and additions to real estate      (211)          (43)
                                                        --------      --------
           Net cash used for investing activities          (211)          (43)
                                                        --------      --------
       Cash flows used for financing activities:
         Distributions paid to partners                    (225)         (188)
                                                        --------      --------
           Net cash used for financing activities          (225)         (188)
                                                        --------      --------
       Net increase (decrease) in cash and cash
        equivalents                                        (208)           35

       Cash and cash equivalents at beginning
        of period                                           382           342
                                                        --------      --------
       Cash and cash equivalents at end
        of period                                      $    174      $    377
                                                        ========      ========
       Supplemental disclosure of cash flow
        information:
           Cash paid for interest                      $     75      $      8
                                                        ========      ========
       Supplemental disclosure of non cash
         investing and financing activities:
           Acquisition of real estate through
             foreclosure and assumption of
             first trust deed note payable             $  3,908      $      -
                                                        ========      ========


             See accompanying notes to consolidated financial statements.

                            GLENBOROUGH PENSION INVESTORS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                                    March 31, 1995
                                     (Unaudited)

          Note 1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
                    -----------------------------------------------------
                    POLICIES
                    --------
          In the opinion of Glenborough Realty Corporation, the managing General Partner, the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of Glenborough Pension Investors, A California Limited Partnership (the "Partnership") as of March 31, 1995 and December 31, 1994, the related statements of operations for the three months ended March 31, 1995 and 1994, and the changes in partners' equity and cash flows for the three months ended March 31, 1995 and 1994.

          Note 2.   REFERENCE TO 1994 AUDITED FINANCIAL STATEMENTS
                    ----------------------------------------------
          These   unaudited  financial   statements  should   be   read  in
          conjunction with the Notes to Financial Statements included in the 1994 audited financial statements.

          Note 3.   TRANSACTIONS WITH AFFILIATES
                    ----------------------------
          In  accordance  with  the  limited   partnership  agreement,  the
          Partnership  paid   the  General   Partner  and  its   affiliates
          compensation   for   services   provided   to   the  Partnership.
          Glenborough    Corporation    and    Glenborough   Hotel    Group
          ("Glenborough"), affiliates of Glenborough Realty Corporation, have been compensated for property management services. Included in operating expenses for the three months ended March 31, 1995 are the following amounts paid to Glenborough:
                                                        March 31,
                                                          1995
                                                       ---------
              Property management fees                 $  38,200
              Property salaries (reimbursed)               9,000
              Hotel management fees                       20,700
              Hotel salaries (reimbursed)                117,700
              Property administrative services            26,800

          The Partnership also reimbursed Glenborough for expenses incurred and for services provided to the partnership such as accounting, investor services, data processing, duplicating, office supplies, legal and administrative services. Glenborough was reimbursed $66,600 by the partnership for these expenses in the three months ended March 31, 1995.

                            GLENBOROUGH PENSION INVESTORS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                                    March 31, 1995
                                     (Unaudited)

          Note 4.   PROPERTY ACQUISITION
                    --------------------
          On January 12, 1995, the Partnership acquired a property, Summerbreeze Apartments (formerly owned by Glenfed Summerbreeze Investors, Ltd. ("Glenfed"), a California Limited Partnership) by a deed-in-lieu of foreclosure. As part of the restructure discussed in Note 6, the Partnership received a note secured by a second deed of trust on the property and an unsecured note with unpaid balances of principal and accrued interest as of September 30, 1993 aggregating approximately $1,159,000. Summerbreeze Apartments are also encumbered by a first deed of trust. Because the amount of the Glenfed partnership's total debt was approximately equal to the value of its assets, the partnership had little or no net worth. All the loans became due September 1, 1994. Since Glenfed elected not to contribute any capital to its partnership to pay for new financing, the Partnership agreed to pay Glenfed $150,000 for a deed-in-lieu and dissolution of its partnership thereby foregoing costs of foreclosure and receiving title to the property in a more timely manner. On March 28, 1995, management obtained new first trust deed financing on the property (discussed below). However, prior to obtaining new financing, the Partnership made payments to the original lender on the first deed of trust to postpone the potential appointment of a receiver for the property.

          On March 28, 1995, the Partnership obtained new financing from two sources to payoff the original lender and holder of the first deed of trust on the Summerbreeze property. GPA West, a subsidiary of a partnership whose general partner is also Glenborough Realty Corporation, loaned the Partnership $1,908,000. The note accrues interest at the rate of 11%, is due on demand and is secured by a first deed of trust on the property. In addition, $2,000,000 was obtained from a bank at 2.00% over the lending institution's index (currently 11.0%) with interest only payments due until maturity on July 3, 1995. This short-term loan is secured by a second deed of trust on the property and an assignment of the Partnership's mortgage on Park Center, a property owned by the Borrower. Management is currently working on long-term financing with a bank, and pending a property appraisal, the loan should be funded by June 1995. The proceeds from this long-term note will be used to payoff the first and second deed of trust currently encumbering the property.

          During negotiations with the original lender and holder of the first deed of trust on the Summerbreeze property, the lender incurred costs in the amount of $23,000 associated with the

                            GLENBOROUGH PENSION INVESTORS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                                    March 31, 1995
                                     (Unaudited)

          potential  foreclosure proceedings, which  the Partnership agreed to
          incur.    These costs  are categorized  as  other expense  on the
          Partnership's 1995 statement of operations.

          Note 5.   OTHER INFORMATION
                    -----------------
          The Partnership has been named in a Registration Statement proposing a consolidation by merger of several entities, which has been filed with the Securities and Exchange Commission. In that regard, as of March 31, 1995, the Partnership has advanced and accrued $365,000 toward its pro rata share of the transaction costs associated with the consolidation (included in prepaid expense and other assets). An additional $6,000 in transaction costs have been included in prepaid expenses and other assets and was payable at March 31, 1995. In the event the proposal is not approved by the Partnership's limited partners, and the consolidation goes forward with any of the other entities, the amounts advanced will be fully reimbursed by an affiliate of the general partners of the Partnership. If the Consolidation, itself, does not go forward with any of the other entities, the Partnership will bear a proportion of the transaction costs based upon the number of limited partners who voted for approval of the transaction as compared to those who dissented or abstained. The limited partners are expected to receive their soliciation materials for the potential transaction in 1995.

          Item 2.   Managements  Discussion  and   Analysis  of   Financial
                    Conditions and Results of Operations

          LIQUIDITY AND CAPITAL RESOURCES

          The Partnership maintains nominal cash reserves and distributes the net cash flow from operations to the partners. Distributions to the Limited Partners were paid at an annual rate of 2.5% for the three months ended March 31, 1994. After reviewing the effects of the implementation of the workout between the Partnership and the Borrower, management increased the distribution rate to 3% effective for the distribution paid August 31, 1994. Of the distributions paid in the three months ended March 31, 1994, $14,300 represented return of capital. However, the total distributions paid by December 31, 1994 were provided by net income since net income for the quarters ended June 30 and September 30, 1994 exceeded the distribution. Of the distributions paid in 1995, $61,800 were distributed in excess of operational cash flow and therefore represented a return of capital.

          As discussed in Note 4 of the Notes to Consolidated Financial Statements, the Partnership acquired the Summerbreeze property by a deed-in-lieu of foreclosure on January 12, 1995 which primarily accounts for the increase in net real estate investments from December 31, 1994 to March 31, 1995. The cost basis of the property when title transferred to the Partnership was the equivalent of the note payable secured by a first deed of trust and $150,000 that the Partnership paid for a deed-in-lieu of foreclosure.

          Accounts receivable increased approximately $102,000 from December 31, 1994 to March 31, 1995 due to an increase in accounts receivable at the Country Suites - DFW property. Payments are currently being received and all accounts receivable is expected to be collected.

          Prepaid expenses and other assets increased approximately $53,000 from December 31, 1994 to March 31, 1995 due to the acquisition of the Summerbreeze property whose balance sheet included $11,000 relating to a utility deposit, the payment of a deposit in February 1995 in the amount of $25,000 to a lender that management is currently working to refinance Summerbreeze and $13,000 in advances made by the Partnership toward transaction costs associated with the proposed consolidation by merger, as discussed in Note 5 of the Consolidated Notes to Financial Statements.

          Notes payable in the amount of $3,908,000 at March 31, 1995 represents the new first and second trust deed notes secured by the Summerbreeze property that the Partnership acquired on January 12, 1995 (as discussed in Note 4 of the Notes to Consolidated Financial Statements.

          RESULTS OF OPERATIONS

          Rental revenue increased $251,000 in the three months ended March 31, 1995 compared to the same period in 1994 primarily due to the acquisition of the Summerbreeze property on January 12, 1995, which accounted for $175,000 of the increase. The remaining $76,000 increase in rental revenue was primarily due to the improved operations at Park 100, Building 42 (as a result of increased occupancy) and Country Suites - DFW (as a result of a higher average daily room rate). The amounts by which Sea Tac, Eagan, New Hope, College Park, Norcross, Smyrna and Snellville 1995 revenues exceeded 1994 revenues for the three months ended March 31 were minimal, and were offset by the decrease in revenues in 1995 from 1994 of the Park Center, Roswell and Marietta properties which resulted in a combined total decrease of $3,000.

          Operating expenses increased $117,000 in 1995 over 1994, of which $103,000 related to the Summerbreeze property. The remaining $12,000 increase was primarily due to an increase in expenses at the Sea Tac property relating to an environmental survey in the amount of $40,000 and an increase at the Country Suites - DFW property in the amount of $37,000 relating to an increase in sales and administrative costs. These increases were partially offset by a decrease in property administrative services and operating expenses at the remaining properties. See the discussion which follows regarding the individual property operations.

          Depreciation and amortization expense increased by approximately $43,000 primarily due to the acquisition of the Summerbreeze property on January 12, 1995.

          Interest expense in the amount of $75,000 in the three months ended March 31, 1995 is the interest relating to the first deed of trust on the Summerbreeze property (see Note 4 of the Notes to Consolidated Financial Statements).

          Other expenses in the amount of $23,000 for the three months ended March 31, 1995 were costs incurred by the original lender on the Summerbreeze property relating to the potential foreclosure proceedings before the note payable was refinanced (as discussed in Note 4 of the Notes to Consolidated Financial Statements). The Partnership agreed to assume these costs and recognized them on the 1995 statement of operations.


          Following is a discussion of the individual property operations.

          ATLANTA AUTO CARE CENTERS:             Occupancy Level
          -------------------------                Percentage
                                               ------------------
                                              March 31,   March 31,
                                                1995         1994
                                              ---------   ---------
          College Park                          100%         100%
          Marietta                              100%         100%
          Norcross                              100%         91%

          Roswell                               100%         76%
          Smyrna                                100%         80%
          Snellville                            100%         100%

          The Auto Care Centers' occupancy rates are highly sensitive because each of the centers consist of only a few units. Therefore, if a single tenant vacates a space, occupancy can drop substantially. Likewise, if a new tenant leases a vacant space, there will be a dramatic increase in occupancy.

          College Park:  The College Park Auto Center remains 100% leased
          with the next lease expiration in August 1995.   This tenant, who
          occupies 1,920 square feet, has informed management that he will not renew his lease.

          Marietta: The Marietta Auto Center remains 100% leased as a result of successful renewals signed with two tenants whose leases were due to expire March 1995. The next lease expiration is November 1996.

          Norcross: The increase in occupancy from 91% in 1994 to 100% in 1995 is due to the leasing of a 1,000 square foot unit in June 1994. The next lease expiration is September 1996 due to the successful renewal of a 1,000 square foot lease which was due to expire May 1995.

          Roswell: The increase in occupancy from 76% in 1994 to 100% in 1995 is due to the leasing of a 1,400 square foot unit in March 1995. The next lease expiration is May 1998.

          Smyrna: The increase in occupancy from 80% in 1994 to 100% in 1995 is due to the leasing of a 1,920 square foot unit in April 1994. Management currently has successfully negotiated a renewal of 5,600 square feet. The next lease expiration is April 1997.

          Snellville: The Snellville Auto Center remains 100% leased with the next lease expiration in June 1995. Management has been notified that this tenant will not renew and is working on negotiations with a new tenant. This tenant currently occupies 2,520 square feet.

          Park Center:  The occupancy rate at March 31, 1995 and March 31,
          1994 was 97%.   Management is currently working on  negotiating a
          renewal of a 1,500 square foot unit.

          Park Center compares favorably with the Tustin/Santa Ana submarket which currently reflects a vacancy rate of approximately 15% for retail shopping centers. Brokers are being utilized to identify tenants in competing centers for a "cold-call" program.

          Income generated by this property has decreased approximately $33,000 in the three months ended March 31, 1995 compared to the same period in 1994 as a result of decreased market rates driven by competition and credits given to tenants in the current year for recoveries collected in the prior year in excess of actual expenses paid.

          Park 100 - Building 42: The increase in occupancy from 89% in 1994 to 100% in 1995 is due to the leasing of two 2,400 square foot units in March and June 1994, a 3,000 square foot unit in April 1994, an 1,800 square foot unit in May 1994 and a 1,200 square foot unit in December 1994. Management is currently negotiating renewals totaling 6,600 square feet for tenants whose leases expire in the current year between April and November.

          Marketing activity has been intensified and has proven successful. Each week, flyers are sent out advertising office/showroom space, and a space availability report is sent to all brokers in the Indianapolis area each month. An extensive data base which catalogs all industrial clients is being utilized.

          Income generated by this property in the three months ended March 31, 1995 increased by approximately $19,000 as a result of the increase in occupancy.

          Park 100 - Building 46: The occupancy rate at Park 100 Building 46 was 100% at March 31, 1995 and 1994. Since there are only two tenants who occupy 100% of the square footage of this property, a vacancy would dramatically affect the occupancy rate. However, the next lease expiration date is not until July 1996.

          Revenue generated by this property increased in the three months ended March 31, 1995 compared to the same period in 1994 due to an increase in market rates.

          Sea Tac:   The occupancy  rate at Sea Tac  was 100% at  March 31,
          1995
          and 1994. Two tenants occupy 100% of the square footage of the building. Both tenants' leases expire in December 1995. Management is currently negotiating renewals for both of these tenants.

          Income generated by this property in the three months ended March 31, 1995 did not significantly fluctuate compared to the same period in 1994.

          Eagan and New  Hope Mini Storages:  The occupancy  rates at Eagan as
          of March 31, 1995 and 1994 were 95% and 92%, respectively. The occupancy rate at New Hope as of March 31, 1995 and 1994 was 91% for both periods. Marketing for these properties is difficult since other viable options for storage are competing with these properties. In addition, the winter months brought a slight decline in occupancy. Management is expecting the spring months to bring an increase.

          Income generated by the mini storages in the current period was slightly higher than the prior period due to a rate increase (partially offset by a decrease in occupancy) and an increase in income from the sale of abandoned property held in the mini storages.

          Country Suites - DFW: The occupancy and daily room rate for Country Suites - DFW for the period ended March 31, 1995 was 76% and $62.69, respectively, compared to 79% and $54.82 for the period ended March 31, 1994. DFW's revenue increased approximately $44,000 in the three months ended March 31, 1995 over the same period in 1994 due to an increase in a sector of transient revenue (guests who stay from one to five days) which is higher rated business. The increases are also attributable to the maturity of the franchise reservation system and the repositioning and marketing of the property taking hold.

          DFW's operating expenses increased approximately $37,100 in the three months ended March 31, 1995 over the same period in 1994 due to an increase in direct expenses associated with high turnover of guests and an increase in indirect expenses such as sales and administration costs.

          Summerbreeze Apartments: The occupancy at Summerbreeze Apartments at March 31, 1995 was 96%. An estimate of the occupancy in the competitive area is approximately 92%. Summerbreeze consists of 104 units located in North Hollywood, California. Average rent for the property ranges from $605.00 for a one-bedroom/one-bathroom unit to $777.00 for a two-bedroom/two-bathroom unit, and is comparable with market rent which ranges from $595.00 to $805.00. The average turnover per month is five tenants. Rent concessions are being given to increase occupancy and meet market expectations.

                                       PART II.

          Item 1.   Legal Proceedings

                    None.

          Item 5.   Other Information

                    The response to this item is incorporated by  reference
                    to  Note  7  of  the  Notes  to  Financial   Statements
                    contained in Part I, Item 1.

          Item 6.   Exhibits and Reports on Form 8-K

                    (a)    Exhibits.

                           None.

                    (b)    Reports on Form 8-K.

                           No reports on Form 8-K were required to be filed during this reporting period.

                                      SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        GLENBOROUGH PENSION INVESTORS,
                                        A CALIFORNIA LIMITED PARTNERSHIP

                                        By: Glenborough Realty Corporation,
                                            a California corporation
                                            the Managing General Partner



          Date: May 10, 1995                By:
                                               ----------------------------
                                                Andrew Batinovich
                                                Senior Vice President,
                                                Chief Financial Officer
                                                and Director






                                      SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        GLENBOROUGH PENSION INVESTORS,
                                        A CALIFORNIA LIMITED PARTNERSHIP

                                        By: Glenborough Realty Corporation,
                                            a California corporation
                                            the Managing General Partner



          Date: May 10, 1995                By: /s/ Andrew Batinovich
                                               ----------------------------
                                                Andrew Batinovich
                                                Senior Vice President,
                                                Chief Financial Officer
                                                and Director