Form 10-Q
period 1995-06-30
GLENBOROUGH PENSION INVESTORS
filed 1995-08-14
CIK 755869

FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarterly Period Ended June 30, 1995

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

                                      Yes X  No
                                        ---- ----

            Total number of units outstanding as of June 30, 1995: 118,942


                              NO EXHIBIT INDEX REQUIRED

          PART I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements

                            GLENBOROUGH PENSION INVESTORS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                             Consolidated Balance Sheets
                       (in thousands, except units outstanding)
                                     (Unaudited)

                                                   June 30,   December 31,
                                                     1995         1994
          Assets                                  ---------   ------------
          -------
          Real estate investments:
            Land                                 $  8,312      $  6,456
            Buildings and improvements, net
              of accumulated depreciation of
              $1,774 and $1,366 in 1995 and
              1994, respectively                   14,832        12,958
                                                 --------      --------
              Net real estate investments          23,144        19,414

          Cash and cash equivalents                   179           382
          Accounts receivable                         172           106
          Prepaid expenses and other assets,
            net of accumulated amortization
            of $213 and $129 in 1995 and 1994,
            respectively                              921           510
                                                 --------      --------
          Total assets                           $ 24,416      $ 20,412
                                                 ========      ========
          Liabilities and Partners'
          Equity (Deficit)
          -------------------------
          Accounts payable                       $    110      $     40
          Accrued expenses                            661           519
          Note payable                              4,000             -
                                                 --------      --------
                Total liabilities                   4,771           559

          Partners' equity (deficit):
            General Partner                          (57)          (55)
            Limited Partners - 118,942
              limited partnership units
              outstanding                          19,702        19,908
                                                 --------      --------
                Total partners' equity             19,645        19,853
                                                 --------      --------
          Total liabilities and partners'
            equity                               $ 24,416      $ 20,412
                                                 ========      ========



             See accompanying notes to consolidated financial statements.

                            GLENBOROUGH PENSION INVESTORS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                               Statements of Operations
                       (in thousands, except per unit amounts)
                                     (Unaudited)

                                          Six Months         Three Months
                                             Ended               Ended
                                            June 30,            June 30,
                                        1995      1994      1995      1994
                                        ----      ----      ----      ----

          Revenues:
            Rental revenue            $ 2,657   $ 2,091   $ 1,378   $ 1,063
            Interest and other              -        15         -         6
                                        -----     -----     -----     -----
               Total revenues           2,657     2,106     1,378     1,069
                                        -----     -----     -----     -----
          Expenses:
            Operating (including $467
             and $445 paid to affiliates
             in the six months ended
             June 30, 1995 and 1994,
             respectively)              1,457     1,162       755       577
            General and administrative
             (including $133 and $111
             paid to affiliates in the
             six months ended June 30,
             1995 and 1994, respectively) 193       190        99        89
            Depreciation and
             amortization                 490       346       277       176
            Interest                      189        14       114         6
            Other (including $40 paid
             to affiliates in the six
             months ended June 30, 1995)    86        -        53         -
                                         ----      ----      ----      ----
               Total expenses           2,415     1,712     1,298       848
                                        -----     -----     -----     -----
          Net income                  $   242   $   394   $    80   $   221
                                        =====     =====     =====     =====
          Net income per limited
            partnership unit          $  2.01   $  3.28   $  0.67   $  1.84
                                        =====     =====     =====     =====
          Distributions per
            limited partnership unit:
             From net income          $  2.01   $  3.13   $  0.67   $  1.56
             Representing return of
               capital                   1.74         -      1.20         -
                                        -----     -----     -----     -----
          Total distributions per
            limited partnership unit: $  3.75   $  3.13   $  1.87   $  1.56
                                        =====     =====     =====     =====


             See accompanying notes to consolidated financial statements.

                            GLENBOROUGH PENSION INVESTORS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                Consolidated Statements of Partners' Equity (Deficit)
                                    (in thousands)

                   For the six months ended June 30, 1995 and 1994
                                     (Unaudited)


                                                                   Total
                                            General    Limited   Partners'
                                            Partner    Partners    Equity
                                         ---------   ---------   --------
          Balance at December 31, 1993   $    (56)   $ 19,874   $ 19,818

          Distributions                        (4)       (372)      (376)

          Net income                            4         390        394
                                          --------    --------   --------
          Balance at June 30, 1994       $    (56)   $ 19,892   $ 19,836
                                          ========    ========   ========


          Balance at December 31, 1994   $    (55)   $ 19,908   $ 19,853

          Distributions                        (4)       (446)      (450)

          Net income                            2         240        242
                                          --------    --------   --------
          Balance at June 30, 1995       $    (57)   $ 19,702   $ 19,645
                                          ========    ========   ========























             See accompanying notes to consolidated financial statements.

                            GLENBOROUGH PENSION INVESTORS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                 Consolidated Statements of Cash Flows (in thousands)
                                     (Unaudited)
                                                             Six months ended
                                                                June 30,
                                                             -------------
                                                           1995          1994
                                                           -----         -----
       Cash flows provided by operating activities:
         Net income                                    $    242      $    394
       Adjustments to reconcile net income to net
        cash provided by operating activities:
           Depreciation and amortization                    490           346
           Other expenses                                    23             -
         Changes in certain assets and liabilities:
           Accounts receivable                              (66)           (7)
           Prepaid expenses and other assets               (495)         (125)
           Accounts payable                                  70             -
           Accrued expenses                                 142            30
                                                        --------      --------
               Total adjustments                            164           244
                                                        --------      --------
           Net cash provided by operating activities        406           638
                                                        --------      --------
       Cash flows used for investing activities:
         Acquisitions of and additions to real estate      (271)         (185)
                                                        --------      --------
           Net cash used for investing activities          (271)         (185)
                                                        --------      --------
       Cash flows used for financing activities:
         Distributions paid to partners                    (450)         (376)
         Note payable principal payments                 (3,908)            -
         Proceeds from refinancing                        4,000             -
         Distribution from acquired property                 20             -
                                                        --------      --------
           Net cash used for financing activities          (338)         (376)
                                                        --------      --------
       Net increase (decrease) in cash and cash
        equivalents                                        (203)           77

       Cash and cash equivalents at beginning
        of period                                           382           342
                                                        --------      --------
       Cash and cash equivalents at end
        of period                                      $    179      $    419
                                                        ========      ========
       Supplemental disclosure of cash flow
        information:
           Cash paid for interest                      $     39     $      14
                                                        ========      ========
                                     -continued-



             See accompanying notes to consolidated financial statements.

                            GLENBOROUGH PENSION INVESTORS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                 Consolidated Statements of Cash Flows (in thousands)
                                     (Unaudited)
                                                             Six months ended
                                                                June 30,
                                                             --------------
                                                           1995          1994
                                                           -----         -----
       Supplemental disclosure of non cash
         investing and financing activities:
           Acquisition of real estate through
             foreclosure and assumption of
             first trust deed note payable             $  3,908      $      -
                                                        ========      ========








































             See accompanying notes to consolidated financial statements.

                            GLENBOROUGH PENSION INVESTORS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                                    June 30, 1995
                                     (Unaudited)

          Note 1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
                    -----------------------------------------------------
                    POLICIES
                    --------
          In the opinion of Glenborough Realty Corporation, the managing General Partner, the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of Glenborough Pension Investors, A California Limited Partnership (the "Partnership") as of June 30, 1995 and December 31, 1994, the related statements of operations for the six and three months ended June 30, 1995 and 1994, and the changes in partners' equity and cash flows for the six months ended June 30, 1995 and 1994.

          Note 2.   REFERENCE TO 1994 AUDITED FINANCIAL STATEMENTS
                    ----------------------------------------------
          These   unaudited  financial   statements  should   be   read  in
          conjunction with the Notes to Consolidated Financial Statements included in the 1994 audited financial statements.

          Note 3.   TRANSACTIONS WITH AFFILIATES
                    ----------------------------
          In  accordance  with  the  limited   partnership  agreement,  the
          Partnership  paid   the  General   Partner  and  its   affiliates
          compensation   for   services   provided   to   the  Partnership.
          Glenborough    Corporation    and    Glenborough   Hotel    Group
          ("Glenborough"), affiliates of Glenborough Realty Corporation, have been compensated for property management services. Included in operating expenses for the six months ended June 30, 1995 and 1994 are the following amounts paid to Glenborough:
                                                   June 30,    June 30,
                                                    1995         1994
                                                  -----------------------
              Property management fees            $ 65,500      $ 53,300
              Property salaries (reimbursed)        55,400        24,000
              Hotel management fees                 44,000        39,600
              Hotel salaries (reimbursed)          248,500       222,800
              Property administrative services      53,500       105,200

          The Partnership also reimbursed Glenborough for direct expenses plus a 1% fee for general and administrative costs and services provided to the Partnership such as accounting, investor services, data processing, duplicating, office supplies, legal and administrative services. Glenborough was paid $132,800 and $111,400 by the partnership for these expenses in the six months ended June 30, 1995 and 1994, respectively.

                            GLENBOROUGH PENSION INVESTORS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                                    June 30, 1995
                                     (Unaudited)

          In accordance with the partnership agreement, the General Partner is entitled to a 1.00% refinancing fee. The Partnership paid Glenborough Realty Corporation $40,000 in association with the refinance of the Summerbreeze loan as discussed in Note 4. This amount is included on the Partnership's 1995 statement of operations as a portion of "other expenses".

          Note 4.   PROPERTY ACQUISITION
                    --------------------
          On January 12, 1995, the Partnership acquired a property, Summerbreeze Apartments (the "Property") (formerly owned by Glenfed Summerbreeze Investors, Ltd., a California Limited Partnership ("Summerbreeze Investors") by a deed-in-lieu of foreclosure. Prior to January 12, 1995, the Partnership held a note secured by a second deed of trust on the Property and an unsecured note with unpaid balances of principal and accrued interest as of September 30, 1993 aggregating approximately $1,159,000. The Property was also encumbered by a first deed of trust. Because the amount of the Summerbreeze Investors partnership's total debt was approximately equal to the value of its assets, the partnership had little or no net worth. Since the limited partners of Summerbreeze Investors elected not to contribute any capital to pay for new financing, they agreed to give a deed-in-lieu of foreclosure to the Partnership in exchange for $150,000. The Partnership recorded the property basis at the balance of the first trust deed note plus the $150,000 paid in cash.

          The Partnership immediately began seeking new financing for the Property while continuing to make payments on the first deed of trust which matured on September 1, 1994 and was now in default. The Partnership was informed by the first deed of trust lender (Calfed Bank) that they were attempting to reduce their commercial loan portfolio in accordance with federal regulations, and that they therefore would not extend the loan and in fact had scheduled a foreclosure sale to occur on March 29, 1995. The General Partner had previously obtained a "term sheet" from a San Francisco bank to provide the necessary financing to retire the Calfed loan. However, on March 24, 1995, the San Francisco bank advised the General Partner that an additional two weeks of time was needed to close the loan, and there was no assurance of closing. Given the foreclosure date of March 29, this approach clearly was no longer viable, and the Partnership was facing the possible loss of the property.

          On March 28, 1995, the Partnership obtained short-term financing from two sources to payoff Calfed. GPA West, a subsidiary of a partnership whose general partner is also Glenborough Realty

                            GLENBOROUGH PENSION INVESTORS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                                    June 30, 1995
                                     (Unaudited)

          Corporation, loaned the Partnership $1,908,000, secured by a first deed of trust on the Property. In addition, the Partnership obtained a short-term $2,000,000 bank loan, guaranteed personally by Robert Batinovich and Glenborough Realty Corporation, and secured by a second deed of trust on the
          Property and a collateral assignment of the Partnership's mortgage on Park Center. On May 18, 1995, the debt was totally refinanced with a $4,000,000 first mortgage loan from Wells Fargo Bank, which is additionally secured by a mortgage on the Park 100 buildings. This loan matures on May 15, 1996, and bears interest at prime plus 2.00%. The Partnership paid an initial loan fee of 1.00% and will pay an additional 1.00% fee if the loan has not been paid off by November 17, 1995.

          During negotiations with Calfed, $46,000 in costs were incurred by Calfed and the Partnership in association with the potential foreclosure proceedings, which the Partnership agreed to incur. These costs are categorized as other expense, along with the 1.00% refinancing fee in the amount of $40,000 paid to Glenborough and discussed in Note 3, on the Partnership's 1995 statement of operations.

          Note 5.   OTHER INFORMATION
                    -----------------
          The Partnership has been named in a Registration Statement proposing a consolidation by merger of several entities, which has been filed with the Securities and Exchange Commission. In that regard, as of June 30, 1995, the Partnership has advanced $520,300 and accrued $186,00 (the aggregate of which is included in prepaid expenses and other assets) toward its pro rata share of the transaction costs associated with the consolidation. In the event the proposal is not approved by the Partnership's limited partners, and the consolidation goes forward with any of the other entities, the amounts advanced will be fully reimbursed by an affiliate of the general partners of the Partnership. If the Consolidation, itself, does not go forward with any of the other entities, the Partnership will bear a proportion of the transaction costs based upon the number of limited partners who voted for approval of the transaction as compared to those who dissented or abstained. The limited partners are expected to receive their solicitation materials for the potential transaction in 1995.

          Note 6.   LEGAL PROCEEDINGS
                    -----------------
          In June of 1995, a class action lawsuit was filed on behalf of all limited partners of the Partnership. The lawsuit related to a 1994 vote by the limited partners of the Partnership (which was

                            GLENBOROUGH PENSION INVESTORS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                                    June 30, 1995
                                     (Unaudited)

          then called Outlook Pension Investors, or "OPI") to approve a restructuring of mortgage loans previously made by the Partnership to a private partnership, called AFP Partners. The principals of AFP Partners were the four original principals of August Financial Corporation (John R. Provine, Luke V. McCarthy, Carl Sigalos and D. A. Heil) (the "August Defendants") and a subsidiary of Glenfed Bank ("Glenfed"). The August Defendants and Glenfed also controlled API Partners, which was then the general partner of the Partnership. The lawsuit made a number of claims against the August Defendants and/or Glenfed, including a claim that the proposed debt restructure constituted a breach of fiduciary duty by the August Defendants and Glenfed. The lawsuit also asserted that the disclosure materials were false and misleading, either as a result of fraud or negligent misrepresentation.

          The proposal by which the debt restructure was approved also included the substitution of Glenborough Realty Corporation ("GRC") and Robert Batinovich as the Partnership's new general partners. Although there was no allegation that GRC received any benefit from the debt restructure, the lawsuit alleged that GRC and Robert Batinovich (i) aided and abetted the alleged breach of fiduciary duty by the August Defendants and Glenfed, and (ii) aided and abetted, or participated with, the August Defendants and Glenfed in making misrepresentations and material omissions, either as a result of negligent misrepresentation or as part of a conspiracy to defraud. The firm of Houlihan, Lokey, Howard & Zukin, Inc., which rendered a fairness opinion in connection with the debt restructure, was also named as a defendant in connection with the alleged misrepresentations and omissions. The law firm of Proskauer, Rose, Goetz & Mendelsohn, which represented the limited partners of the Partnership in reviewing the disclosure materials for the transaction, has not as yet been named as a defendant in the action. Plaintiffs seek unspecified damages to be proved at trial, prejudgment interest and punitive damages against all defendants.

          Robert Batinovich and GRC take no position with respect to the possible merits of the claims asserted against Glenfed, Houlihan, Lokey and the August Defendants. However, the asserted factual and legal bases for the claims against these other defendants are, in the opinion of GRC and Robert Batinovich, completely inapplicable to them. The lawsuit makes no allegation that either GRC or Robert Batinovich participated in the organization of the Partnership, were partners of the Partnership at its formation or at any time prior to the vote, breached any fiduciary duties or received any benefit in connection with the debt restructure. Moreover, independent legal counsel for the

                            GLENBOROUGH PENSION INVESTORS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                                    June 30, 1995
                                     (Unaudited)

          limited partners and an independent fairness opinion were obtained with respect to the restructuring. For these and other reasons, GRC and Robert Batinovich believe that the claims against them are completely without merit, and will, independent of the other defendants, contest and seek dismissal of any and all claims asserted against them.

          In the opinion of the General Partners, the resolution of the pending legal proceeding is not expected to have a material adverse effect on the Partnership.

          Note 7.   NEW ACCOUNTING PRONOUNCEMENT
                    ----------------------------
          In March 1995, the Financial Accounting Standards Board (FASB) issued Statment of Financial Accounting Standard (SFAS) No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This statement requires that long-lived assets be reported at the lower of carrying amount or fair value. The Partnership plans to adopt SFAS No. 121 in 1996 and believes that the adoption will not have a material impact upon its financial statements.

          Item 2.   Managements  Discussion  and   Analysis  of   Financial
                    Conditions and Results of Operations

          LIQUIDITY AND CAPITAL RESOURCES

          The Partnership maintains nominal cash reserves and distributes the net cash flow from operations to the partners. Distributions to the Limited Partners were paid at an annual rate of 2.5% for the six months ended June 30, 1994. After reviewing the effects of the implementation of the workout between the Partnership and the Borrower, management increased the distribution rate to 3% effective for the distribution paid August 31, 1994. The distributions paid in the six months ended June 30, 1994 were provided by net income. Of the distributions paid in 1995, $245,000 were distributed in excess of net income and therefore represented a return of capital.

          As discussed in Note 4 of the Notes to Consolidated Financial Statements, the Partnership acquired the Summerbreeze property by a deed-in-lieu of foreclosure on January 12, 1995 which primarily accounts for the increase in net real estate investments from
          December 31, 1994 to June 30, 1995. The cost basis of the property when title transferred to the Partnership was the equivalent of the note payable secured by a first deed of trust and $150,000 that the Partnership paid for a deed-in-lieu of foreclosure.

          Accounts receivable increased approximately $66,000 from December 31, 1994 to June 30, 1995 due to an increase in accounts receivable at the Country Suites - DFW property. Payments are currently being received and all accounts receivable are expected to be collected.

          Prepaid expenses and other assets increased approximately $311,000 from December 31, 1994 to June 30, 1995 primarily due to advances made by the Partnership toward transaction costs associated with the proposed consolidation by merger, as discussed in Note 5 of the Consolidated Notes to Financial Statements.

          The note payable in the amount of $4,000,000 at June 30, 1995 represents the refinanced first trust deed note secured by the Summerbreeze property that the Partnership acquired on January 12, 1995 (as discussed in Note 4 of the Notes to Consolidated Financial Statements.)

          RESULTS OF OPERATIONS

          Rental revenue increased $566,000 in the six months ended June 30, 1995 compared to the same period in 1994 primarily due to the acquisition of the Summerbreeze property on January 12, 1995, which accounted for $392,000 of the increase. The remaining $174,000 increase in rental revenue was primarily due to the improved operations at Park 100, Buildings 42 and 46 (as a result of increased occupancy and rental rates) and Country Suites - DFW (as a result of a higher average daily room rate).

          Following is a comparison of occupancy (and average daily room rate) of the individual properties:

                                                 Occupancy Level
                                                   Percentage
                                               ------------------
                                              June 30,     June 30,
                                                1995         1994
                                              ---------   ---------
          Park Center                            93%         95%
          Park 100, Building 42                  98%         94%
          Park 100, Building 46                 100%         100%
          Sea Tac                               100%         100%
          Eagan Mini-Storage                     97%         95%
          New Hope Mini-Storage                  96%         98%
          Summerbreeze Apartments                94%          -
          Atlanta Auto Care Centers:
          College Park                          100%         100%
          Marietta                              100%         100%
          Norcross                              100%         100%
          Roswell                               100%         76%
          Smyrna                                100%         100%
          Snellville                             75%         100%

          Country Suites - DFW                   79%         80%
               Average Daily Room Rate         $64.83       $56.78


          Operating expenses increased $295,000 in 1995 over 1994, of which $220,000 related to the Summerbreeze property. The remaining $75,000 increase was primarily due to an increase in expenses at the Sea Tac property relating to environmental surveys and remediation in the amount of $50,000.

          Depreciation and amortization expense increased by approximately $144,000 primarily due to the acquisition of the Summerbreeze property on January 12, 1995.

          Interest expense in the amount of $189,000 in the six months ended June 30, 1995 is the interest relating to the first deed of trust on the Summerbreeze property (see Note 4 of the Notes to Consolidated Financial Statements).

          Other expenses in the amount of $86,000 for the six months ended June 30, 1995 were costs incurred by the Partnership and the original lender on the Summerbreeze property relating to the potential foreclosure proceedings before the note payable was refinanced and the 1.00% refinance fee (as discussed in Note 3 of the Notes to Consolidated Financial Statements). The Partnership agreed to assume these costs and recognized them on the 1995 statement of operations.

                                       PART II.

          Item 1.   Legal Proceedings

                    None.

          Item 5.   Other Information

                    The response to this item is incorporated by  reference
                    to  Note  6  of  the  Notes  to  Financial   Statements
                    contained in Part I, Item 1.

          Item 6.   Exhibits and Reports on Form 8-K

                    (a)    Exhibits.

                           None.

                    (b)    Reports on Form 8-K.

                           On June 13, 1995, the Partnership filed a report
                           on  Form   8-K  reporting  the   acquisition  of
                           Summerbreeze Apartments on January 12, 1995.

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


                                        GLENBOROUGH PENSION INVESTORS,
                                        A CALIFORNIA LIMITED PARTNERSHIP

                                        By: Glenborough Realty Corporation,
                                            a California corporation
                                            the Managing General Partner



          Date: August 11, 1995             By: /s/ Andrew Batinovich
                                               ----------------------------
                                                Andrew Batinovich
                                                Senior Vice President,
                                                Chief Financial Officer
                                                and Director