Form 10-Q/A
period 1995-03-31
GLENBOROUGH PENSION INVESTORS
filed 1995-08-16
CIK 755869

FORM 10-Q/A

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
            Operating (including $231 paid
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

                            GLENBOROUGH PENSION INVESTORS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                 Consolidated Statements of Cash Flows (in thousands)
                                     (Unaudited)
                                                             Three months ended
                                                                March 31,
                                                             ---------------
                                                           1995          1994
                                                           -----         -----
       Cash flows provided by operating activities:
         Net income                                    $    162      $    173
       Adjustments to reconcile net income to net
        cash provided by operating activities:
           Depreciation and amortization                    213           170
           Other expenses                                    23             -
         Changes in certain assets and liabilities:
           Accounts receivable                             (102)          (82)
           Prepaid expenses and other assets                (68)          (13)
           Accounts payable and accrued expenses              -            18
                                                        --------      --------
               Total adjustments                             66            93
                                                        --------      --------
           Net cash provided by operating activities        228           266
                                                        --------      --------
       Cash flows used for investing activities:
         Acquisitions of and additions to real estate      (211)          (43)
                                                        --------      --------
           Net cash used for investing activities          (211)          (43)
                                                        --------      --------
       Cash flows used for financing activities:
         Distributions paid to partners                    (225)         (188)
                                                        --------      --------
           Net cash used for financing activities          (225)         (188)
                                                        --------      --------
       Net increase (decrease) in cash and cash
        equivalents                                        (208)           35

       Cash and cash equivalents at beginning
        of period                                           382           342
                                                        --------      --------
       Cash and cash equivalents at end
        of period                                      $    174      $    377
                                                        ========      ========
       Supplemental disclosure of cash flow
        information:
           Cash paid for interest                      $      -      $      8
                                                        ========      ========
       Supplemental disclosure of non cash
         investing and financing activities:
           Acquisition of real estate through
             foreclosure and assumption of
             first trust deed note payable             $  3,908      $      -
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
                                                        March 31,
                                                          1995
                                                       ---------
              Property management fees                 $  38,200
              Property salaries (reimbursed)              27,300
              Hotel management fees                       20,700
              Hotel salaries (reimbursed)                117,700
              Property administrative services            26,800

          The Partnership also reimbursed Glenborough for direct expenses plus a 1.0% fee for general and administrative costs and services provided to the Partnership such as accounting, investor services, data processing, duplicating, office supplies, legal and administrative services. Glenborough was paid $66,600 by the partnership for these expenses in the three months ended March 31, 1995.

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

          On March 28, 1995, the Partnership obtained short-term financing from two sources to payoff Calfed. GPA West, a subsidiary of a partnership whose general partner is also Glenborough Realty Corporation, loaned the Partnership $1,908,000, secured by a first deed of trust on the Property. In addition, the Partnership obtained a short-term $2,000,000 bank loan, guaranteed personally by Robert Batinovich and Glenborough Realty Corporation, and secured by a second deed of trust on the
          Property and a collateral assignment of the Partnership's mortgage on Park Center. On May 18, 1995, subsequent to the Partnership's quarter end, the debt will be totally refinanced with a $4,000,000 first mortgage loan from Wells Fargo Bank,

                            GLENBOROUGH PENSION INVESTORS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                                    March 31, 1995
                                     (Unaudited)

          which will be additionally secured by a mortgage on the Park 100 buildings. This loan will mature on May 15, 1996, and bear interest at prime plus 2.00%. The Partnership will pay an initial loan fee of 1.00% and will pay an additional 1.00% fee if the loan has not been paid off by November 17, 1995.

          During negotiations with Calfed, $23,000 in costs were incurred by Calfed and the Partnership in association with the potential foreclosure proceedings, which the Partnership agreed to incur. These costs are categorized as other expense on the Partnership's 1995 statement of operations.

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

          Operating expenses increased $117,000 in 1995 over 1994, of which $103,000 related to the Summerbreeze property. The remaining $12,000 increase was primarily due to an increase in expenses at the Sea Tac property relating to environmental surveys and remediation in the amount of $40,000 and an increase at the Country Suites - DFW property in the amount of $37,000 relating to an increase in sales and administrative costs. These increases were partially offset by a decrease in property administrative services and operating expenses at the remaining properties. See the discussion which follows regarding the individual property operations.

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

                    None.

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