Form 10-K/A
period 1994-12-31
GLENBOROUGH PENSION INVESTORS
filed 1995-09-20
CIK 755869

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                     FORM 10-K/A

     [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
             For the year ended December 31, 1994
                                          OR

     [   ]   TRANSITION  REPORT  PURSUANT   TO  SECTION  13  OR  15(d)   OF  THE
             SECURITIES EXCHANGE ACT OF 1934.
             For the transition period from ________ to _________

                           Commission file number:  0-13448

                            GLENBOROUGH PENSION INVESTORS,
                           A CALIFORNIA LIMITED PARTNERSHIP
                 ----------------------------------------------------
                (Exact name of registrant as specified in its charter)

                    California                              33-0058349
              -----------------------                   ------------------
           (State or other jurisdiction                  (I.R.S. Employer
         of incorporation or organization)              Identification No.)

       400 South El Camino Real, Suite 1100                 94402-1708
               San Mateo, California                        (Zip Code)
              -----------------------                      ------------
     (Address of principal executive offices)

          Registrant's telephone number, including area code: (415) 343-9300
           Securities registered pursuant to Section 12(b) of the Act: None
             Securities registered pursuant to Section 12(g) of the Act:

                        Units of Limited Partnership Interest
                      -----------------------------------------
                                   (Title of class)

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                     Yes  X  No
                                        ----    ----
          No market for the Limited Partnership Units exists and therefore a market value for such Units cannot be determined.



                      DOCUMENTS INCORPORATED BY REFERENCE: None

                              NO EXHIBIT INDEX REQUIRED

                                        PART I
          Item 1.   Business

          The Partnership, Glenborough Pension Investors, a California Limited Partnership (formerly known as Outlook Pension Investors
          - see Note 9 of the Notes to Financial Statements), was formed on October l7, l984, under the California Revised Partnership Act. The General Partner was API Partners, a California general partnership consisting of Luke V. McCarthy, John R. Provine and August Advisers, Inc., a California corporation. On April 4, 1994, several matters, submitted to a vote of security holders through the solicitation of proxies, were approved including the change in the general partner to Glenborough Realty Corporation as the managing General Partner and Robert Batinovich as co-General Partner (collectively, the "General Partner") (see Note 9 of the Notes to Financial Statements).

          The Partnership's public offering commenced on January l8, l985, and the Partnership became operational on April 9, l985, when the impound requirements were met. The Partnership sold a total of 99,336 Combined Units through April l5, l986, when its offering of Combined Units was terminated. Each Combined Unit included one Limited Partnership Unit and two warrants. Each warrant permitted the holder to purchase one additional Limited Partnership Unit. The first warrant expired on April l5, l986 and the second warrant expired on April l5, l987. As a result of the exercise of warrants, an additional l9,606 Limited Partnership Units were sold.

          The Partnership is party to a loan agreement, entered into on January 16, 1995, under which the Partnership loaned to AFP Partners, then a California general partnership, (the "Borrower"), an affiliate of the General Partner, all of the net proceeds received from the sale of Combined Units, less certain reserves to be maintained by the Partnership. The Borrower used the proceeds of ten loans (collectively, "Loans" or singly, "Loan") to acquire thirteen properties. Separate loans were made by the Partnership for each property or group of related properties purchased by the Borrower. Each loan extended for a term of ten years, was secured by the real property purchased by the Borrower and provided partial recourse to the Borrower in the event of nonpayment. The original loan documents (see discussion which follows concerning forbearance agreement) provided that all loans accrue basic interest at the rate of l3% per annum. A minimum of 8% per annum interest was payable quarterly. Any remaining portion of the 5%, and any previously accrued but unpaid interest could also have been paid to the extent the cash flow from the property securing the loan would permit. Otherwise, all or a portion of this 5% amount would accrue and become payable when cash flow was sufficient or upon maturity of the loan. All loans were "participating loans", such that upon the sale of a property or the maturity of the loan, the Partnership would have been entitled to 75% of any increase in the value of the property in excess of its original cost, over and above costs of sale and accrued interest. The Borrower pledged a certificate of deposit of $500,000 and certain promissory notes having an initial aggregate principal balance of $l,500,000 as additional security for the loans.

          An agreement entered into in December 1988 between the partners of the Borrower required August Financial Corporation ("AFC"), the parent company of one of the partners of the Borrower at the time, to supplement deficiencies in the Borrower's cash flow by making loans to the Borrower ("Contribution Agreement"). AFC became insolvent and AFC's parent company, GLENFED Service Corporation, was also insolvent and therefore not in a position to contribute any additional capital to AFC.

          During the last quarter of 1991 and the years ended December 31, 1992 and 1993, some of the Borrower's properties continued to generate insufficient income to cover the minimum interest payments due to the Partnership. As funds were no longer available from AFC to supplement the Borrower's cash flow, the Partnership and the Borrower entered into certain loan modification agreements. The interest payment due the Partnership by the Borrower for the quarter ended December 31, 1991 was reduced by $151,300 simultaneous with a reduction of the note payable to the Borrower from the Partnership by the same amount. Then, for the purpose of allowing time for negotiations between the Partnership and the Borrower with an objective of achieving a workout of the Loans, the Partnership elected to forbear implementation of the payment schedules of the Loans. The election took effect on July 1, 1992, commencing with the payment due October 1, 1992, originally for a six month period expiring on March 31, 1993 ("Forbearance Period"). During the Forbearance Period, the Borrower paid all net cash flow from the properties which secured the Loans to the Partnership. "Net Cash Flow" was defined as all income collected by the Borrower less operating expenses of the properties (including reserves for real and personal property taxes and insurance) and overhead and operating expenses of the Borrower. The Partnership and the Borrower extended the term of the Forbearance Agreement to allow sufficient time to complete final negotiation and documentation of a workout and to solicit approval from the Partnership's Limited Partners.

          On April 4, 1994, these matters submitted to a vote of security holders through the soliciation of proxies were approved. These matters included an acquisition through deeds-in lieu of foreclosure by the Partnership of ten of thirteen properties. These ten properties secured approximately $12,833,000 of the principal balances of the loans. The terms of the remaining loans included:

          (i) an increase in the principal amount of the loans by approximately $355,000 for the costs incurred by the Partnership in the restructuring, an interest accrual rate change from 13% to 10% beginning January 1, 1994, extension of the maturity dates of the loans to March 31, 2001 with five one-year renewal options, and a cross-collateralization of the three loans with the right to transfer a property to the Partnership in satisfaction of the loan without creating a default under the other loans;


          (ii) a release of certain collateral notes in the aggregate principal amount of $1,500,000 and the right to pursue certain limited recourse liability relating to the existing loans;

          (iii) receiving secured and unsecured notes with unpaid balances of principal and accrued interest as of September 30, 1993 aggregating approximately $1,159,000;

          (iv)   receiving  a   release  from  the   obligation  to   repay
                 approximately $349,000 that was owed to the Borrower;

          (v)    acknowledgement  of the  termination  of the  contribution
                 agreement  and   releasing  such   rights,  if  any,   the
                 Partnership may have with respect thereto;

          (vi) and the termination of the servicing agreement discussed below.

          Effective July 1, 1994, the Partnership obtained ownership by deeds-in-lieu of foreclosure of four of the Borrower's properties: Park 100 (Buildings 42 and 46) and the Eagan and New Hope mini-storages. In addition, title to the six auto care centers, formerly held by the Borrower, was passed to GPI Georgia Auto Centers, L.P., a Georgia Limited Partnership whose general partner is GPI Auto Centers, Inc., a Georgia corporation, both of which are wholly owned by the Partnership.

          In addition to the changes discussed above, AFP Partners' structure changed as part of the restructuring. AFP Partners was a California general partnership whose general partners consisted of August Financial Corporation, a California Corporation, August Financial Partners, a California limited partnership, and August Investment Partners, a California limited partnership. AFP Partners, as part of the restructure, is now a California limited partnership, whose general partners are Glenborough Realty Corporation and Robert Batinovich, collectively owning 1%. August Financial Partners, a California limited partnership, is the limited partner, owning 99%.

          The Partnership had a mortgage loan servicing agreement (the "Service Agreement") with an independent mortgage banking firm (the "Servicing Agent") unaffiliated with the Partnership, the General Partner, the Borrower or any of their affiliates. The Service Agreement gave the Servicing Agent specific responsibilities concerning loan review and loan servicing. The Servicing Agent received a basic servicing fee of l/4 of 1% of the amount advanced under each loan agreement to the Borrower and was entitled to a continuing service fee equal to interest at the rate of l/8 of l% per annum on the unpaid principal balance. As discussed previously, this agreement was terminated as part of the restructure.

          Federal, state and local statutes, ordinances and regulations which have been enacted or adopted regulating the discharge of material into the environment or otherwise relating to the protection of the environment do not presently have a material effect on the operations nor on the capital expenditures, earnings or competitive position of the Partnership.

          Glenborough Corporation and its affiliates provided services to the Partnership and the Borrower including investor relations, asset management and property management. The Partnership does not directly employ any individuals. Any persons rendering services on behalf of the Partnership are employees of Glenborough Corporation or its affiliates.

          The business of the Partnership to date has involved only one industry segment. The Partnership has no foreign operations and the business of the Partnership is not seasonal.

          In 1993, the Partnership's year end was changed from October 31 to December 31, therefore, comparative years are stated as they were filed in prior years, and do not conform to the current year ending date. The Partnership's financial statements include a presentation of the two month transition period ended December 31, 1992.

          The Partnership is currently involved in a potential merger transaction, whereby its existing net assets and all bank debt will merge with a newly created real estate investment trust ("REIT"). The merger requires a majority vote of the partnerships that will be participating in the merger. If the vote is successful, the Partnership will be fully merged into the new REIT and will cease to exist. The limited partners are expected to receive their solicitation materials for this potential transaction in 1995.

          Item 2.                    Properties

          The  Partnership owns ten properties and  continues to hold three
          real property  loans  as  of  December 31, 1994.    The  thirteen
          properties are described below.

          PARK 100 BUILDINGS
          ------------------
          On December 31, 1985, the Partnership made a mortgage loan to the Borrower for the purpose of acquiring Buildings 42 and 46 of the Park 100 Business Park ("Park 100"). Park 100 consists of 65 buildings in a 1,328 acre development located at West 79th Street and Interstate 465, in a prime industrial area of Indianapolis, Indiana. The park is bounded on the east side by a rail line, offering direct rail access to the park.

          Building 42 is a concrete tilt-up structure with a brick facade, containing approximately 37,200 square feet of leasable space. Approximately 25% of the space is office, with the balance used for warehouse/distribution. The building was completed in 1982 and is situated on approximately 4.3 acres of land. There are 121 parking spaces.

          Building 46 is a concrete tilt-up structure containing approximately 102,400 square feet of warehouse/distribution space. The building was completed in 1982 and is situated on approximately 9.83 acres of land. There are 63 parking spaces. The building contains 8 bays with 20-23 foot clear height with 12,800 square feet of space per bay. All of the bays are rail-served.

          The total amount of the loan by the Partnership was $4,160,000 consisting of $3,900,000 for the purchase price of the property, a borrower's expense reserve of $187,200 and approximately $72,800 to cover legal and appraisal fees, a loan origination fee, capital improvements, and closing costs. The full amount of the loan was secured by first deeds of trust on the properties. On July 1, 1994, these properties were acquired by the Partnership by a deed-in-lieu of foreclosure.

          The occupancy level at December 31 (October 31 for 1992, 1991 and
          1990), expressed as a percentage of the total net rentable square feet, and the average annual rent per square foot for the last five years was:
                              Occupancy Level         Average Annual
                                 Percentage        Rent Per Square Foot
                              ---------------      ---------------------
          994  Building 42         100%                    $ 5.74
          1993 Building 42          74%                      5.82
          1992 Building 42          77%                      5.10
          1991 Building 42          94%                      5.63
          1990 Building 42          95%                      5.29

                              Occupancy Level         Average Annual
                                 Percentage        Rent Per Square Foot
                              ----------------     ---------------------
          1994 Building 46         100%                    $ 3.47
          1993 Building 46          88%                      3.58
          1992 Building 46         100%                      3.52
          1991 Building 46         100%                      3.53
          1990 Building 46         100%                      3.69

          Current annual rental rates for the properties range from $3.24 to $6.72.

          Two tenants occupy more than ten percent of the net rentable square footage of the two buildings. Both tenants occupy space in Building 46. Principal terms of the leases and the nature of their businesses are:
                                  Capitol City          Pinnacle
                                Container Corp.        Oil Corp.
                                ---------------        ----------
          Nature of Business        Manufacturing       Manufacturing

          Lease Term                5 years             5 years

          Expiration Date           7/31/96             1/31/99

          Square Footage            51,200              51,200
            (% of total)            37%                 37%

          Annual Rent               $189,952            $165,888

          Rent Increases            8/1/95 to           None
                                    $197,120

          Renewal Options           None                None

          In the opinion of management, the property is adequately covered by insurance.

          In 1994, the annual real estate tax rate was approximately 7.97% based upon 100% of the assessed value, resulting in annual taxes of approximately $86,100.

          SEA TAC II
          ----------
          On March 3, 1986, the Partnership made a mortgage loan to the Borrower for the purpose of purchasing the North Sea Tac Building II ("Sea Tac II"). Sea Tac II is a truck terminal facility located in Seattle, Washington.

          Sea Tac II is located in a wooded area north of the Sea Tac Airport at 1900 South 146th Street in Seattle. Sea Tac II is one of two truck terminal buildings in the immediate area containing approximately 41,657 square feet of leasable space. The property is concrete tilt-up construction and was completed in 1984.

          The total amount of the original loan by the Partnership was $2,268,800 consisting of $2,114,000 for the purchase price of the property, a borrower's expense reserve of $102,700, and $52,100 to cover legal and appraisal fees, a loan origination fee, capital improvements, and closing costs. As part of the restructure in 1994, the principal balance of the note was modified to $2,333,338. The increase represents a portion of the costs of the restructure. The entire amount of the loan is secured by a first deed of trust on the property.

          The occupancy level at December 31 (October 31 for 1992, 1991 and
          1990), expressed as a percentage of the total net rentable square feet, and the average annual rent per square foot for the last five years was:
                       Occupancy Level           Average Annual
          Year            Percentage          Rent Per Square Foot
          ----         ---------------        --------------------
          1994              100%                     $5.69
          1993              100%                      5.69
          1992              100%                      5.69
          1991              100%                      5.24
          1990              100%                      5.24

          Current annual rental rates range from $5.55 to $5.80 per square foot.

          The principal terms of the property's two leases and the nature of the tenants' businesses are:

                               Sea Air Handling        Rontra
                                Services, Inc.         Freight
                               ---------------        --------
          Nature of Business        Freight             Freight

          Lease Term                5 years             5 years

          Expiration Date           12/31/95            12/31/95

          Square Footage            23,791              17,866
          (% of total)              57%                 43%

          Annual Rent               $138,000            $99,120

          Rent Increase             None                1/1/95 to
                                                        $102,000
          Renewal Options           None                None

          In the opinion of management, the property is adequately covered by insurance.

          In 1994, the annual real estate tax rate was approximately 1.45% based upon 100% of the assessed value, resulting in annual taxes of approximately $31,000.

          ALL AMERICAN SELF STORAGE
          --------------------------
          On July 30, 1986, the Partnership made two mortgage loans to the Borrower for the purpose of acquiring two self-storage facilities known as All American Self Storage ("All American"). The All American facilities are located at 7301 36th Avenue North in New Hope, Hennepin County, and 3735 Sibley Memorial Highway in Eagan, Dakota County, both Minneapolis, Minnesota suburbs. Both facilities are on or near main highways.

          The New Hope property was completed in February 1985, and contains approximately 61,100 net rentable square feet in seven rectangular buildings. The Eagan facility was completed in March 1985, and contains approximately 36,990 net rentable square feet in two buildings. The two facilities combined contain 810 storage units. Both facilities are constructed with brick exteriors and wooden lapboard ends.

          The total amount of the loan by the Partnership for the New Hope property was $2,193,700 consisting of $2,069,100 for the purchase price of the property, $20,400 for legal, appraisal and closing costs, $5,500 for a loan origination fee, and a borrower's expense reserve of $98,700. The full amount of the loan was secured by a first trust deed on the property. On July 1, 1994, this property was acquired by the Partnership by a deed-in-lieu of foreclosure.

          The total amount of the loan by the Partnership for the Eagan property was $1,288,300 consisting of $1,215,200 for the purchase price of the property, $11,900 for legal, appraisal and closing costs, $3,200 for a loan origination fee, and a borrower's expense reserve of $58,000. The full amount of the loan was secured by a first trust deed on the property. On July 1, 1994, this property was acquired by the Partnership by a deed-in-lieu of foreclosure.

          The occupancy level at December 31 (October 31 for 1992, 1991 and
          1990), expressed as a percentage of the total net rentable square feet, for the last five years was:

            Occupancy Level
               Percentage
             for the Year:     New Hope    Eagan
            ----------------   ---------   -----
                  1994            93%       96%
                  1993            94%       90%
                  1992            84%       91%
                  1991            84%       90%
                  1990            89%       94%

          Because each property consists of individual self-storage units, the facilities are rented on a month-to-month basis, and no tenant occupies greater than 10% of the rentable space. The average rental unit size is approximately 122 square feet, with a size range available from 5' by 5' to 12' by 30'. Rental rates range from $28.00 to $145.00 per month.

          Following is a schedule of current rental rates for each property.

                      Eagan                            New Hope
              --------------------               ----------------------
            Unit      # of      Rental         Unit      # of     Rental
            Size      Units      Rate          Size     Units      Rate
          --------  --------   --------      --------  --------  --------
               5x5      15     $28               5x5     40       $29
               5x8      28      34               5x8     50        34
               5x10     92      39               5x10    99        39
               5x15     28      50               5x15    40        54
               6x15      4      58               10x10   57        69
               7x10      4      49               10x15   72        79
               8x8       2      48               10x20   62        93
               8x10      2      54               10x22   25       102
               8x12      2      62               10x25    9       115
               8x15      2      70               10x30   45       130
               10x10    16      64
               10x12    13      70
               10x15    19      79
               10x20    40      93
               10x30    24     130
               12x15    10      87
               12x30    10     145

          In the opinion of management, the property is adequately covered by insurance.

          In 1994, the annual real estate tax rate was approximately 5.93% based upon 100% of the assessed value, resulting in annual taxes of approximately $94,700.

          PARK CENTER
          -----------
          On October 7, 1986, the Partnership made a mortgage loan to the Borrower for the purpose of acquiring a shopping center known as "Park Center". Park Center is located at the northwest corner of 17th Street and Cabrillo Park Drive in the City of Santa Ana, Orange County, California. It is in a commercial corridor within a high-density residential neighborhood between Interstate Highway 5 and the Costa Mesa Freeway (Highway 55).

          The property is constructed of concrete block walls with a tile roof. The building was completed in 1979, is situated on approximately 6.342 acres of land and contains 73,500 square feet of leasable space. There are 287 parking spaces for a 3.9:1 parking ratio.

          The total amount of the original loan by the Partnership was $5,298,000 consisting of $4,900,000 for the purchase price of the property, $41,400 for legal, appraisal and closing costs and $105,000 for building and parking lot improvements. In addition, $13,200 was paid for a loan origination fee, and $238,400 for a borrower's expense reserve. As part of the restructure in 1994, the principal balance of the note was modified to $5,448,427.

          The  increase  represents   a  portion  of   the  costs  of   the
          restructure. The full amount of the loan is secured by a first deed of trust on the property.

          The occupancy levels at December 31 (October 31 for 1992, 1991 and 1990), expressed as a percentage of the total net rentable square feet, and the average annual rent per square foot for the last five years was:

                          Occupancy Level            Average Annual
          Year               Percentage           Rent Per Square Foot
          ----            ---------------         --------------------
          1994                  95%                      $6.04
          1993                  97%                       6.66
          1992                  97%                       6.80
          1991                 100%                       7.11
          1990                 100%                       6.77

          Annual rental rates range from $3.55 to $18.00 per square foot. It should be noted that the $18.00 rate relates to one 1,200 square foot tenant only. The next highest rate is $16.23 per square foot.

          Only one tenant, Albertson's, occupies greater than ten percent of the leasable square footage of the property. The principal provisions of the lease, and the nature of the tenant's business are:

                Nature of Business       Supermarket

                Lease Term               25 years

                Expiration Date          1/31/2004

                Square Feet              52,500
                (% of total)             71%

                Annual Rent              $186,500

                Rent Increases           None

                Percentage Rent          1% of Gross Sales

                Renewal Options          5-5 year options

          In the opinion of management, the property is adequately covered by insurance.

          In 1994, the annual real estate tax rate was approximately 1.03% based upon 100% of the assessed value, resulting in annual taxes of approximately $49,800.

          COUNTRY SUITES - DFW
          --------------------
          On October 31, 1986, the Partnership funded a mortgage loan to the Borrower for the purpose of acquiring a 90-suite hotel complex located at Highway 114 at Esters Road, in Irving, Tarrant County, Texas.

          The property was completed in April 1986 and consists of four three-story buildings plus a laundry facility on approximately
          1.8 acres of land. The property is an all-suite hotel containing 90 suites, or 108 suites when the 18 2-bedroom, 2-bath units are separated into 1-bedroom, 1-bath units. Each suite features complete kitchen facilities and a separate furnished living room. The property contains a centrally located pool with spa and conference facilities.

          The total amount of the original loan made by the Partnership was $4,900,000 consisting of $4,577,000 for the purchase price of the property, a borrower's expense reserve of $220,500, legal, appraisal and closing costs of approximately $40,300, a $50,000 working capital reserve, and a loan origination fee of $12,200. As part of the restructure in 1994, the principal balance of the note was modified to $5,039,434. The increase represents a portion of the costs of the restructure.

          Because the property is a hotel operation, there are no tenants occupying greater than 10% of the space, and there are no leases for the rooms. The 90 suites which make up the property have the following characteristics:

              Number of                             Square         Total
                Suites          Description          Feet       Square Feet
              ----------      --------------       --------     -----------
                  40           1 bedroom 1 bath       400         16,000
                 *18           2 bedroom 2 bath       600         10,800
                  12           1 bedroom 1 bath       396          4,752
                  18           Mini-Suite             260          4,680
                   2           Handicap-equipped      400            800
             -------                                           ---------
          Total 90 or *108                                        37,032

              * These units can be separated into a 1-bedroom, 1-bath unit and a room with no kitchen facilities similar to a standard hotel room.

          Most of the guests at the Country Suites seek lodging in order to do business in the nearby Las Colinas business community or to visit several surrounding residential areas. Both the Las Colinas business community and these surrounding residential areas have been masterplanned for further development.

          The average annual occupancy levels and the average daily room rates for the years ended December 31 (October 31 for 1992, 1991 and 1990) for the last five years were:

                              Average Annual
                                 Occupancy      Average Daily
                 Year           Percentage        Room Rate
                ------          ----------       -----------
                 1994              77.5%           $58.52

                 1993              76.3%            50.20
                 1992              65.7%            54.10
                 1991              59.2%            61.80
                 1990              78.3%            51.80

          In the opinion of management, the property is adequately covered by insurance.

          In 1994, the annual real estate tax rate was approximately 1.55% based upon 100% of the assessed value, resulting in annual taxes of approximately $65,500.

          ATLANTA AUTO CARE CENTERS
          -------------------------
          On December 31, 1986, the Partnership funded three mortgage loans to the Borrower for the purpose of acquiring three Atlanta Auto Care Centers. A fourth loan secured by three additional Atlanta Auto Care Centers was funded over a period of time commencing in May 1987 and ending in June 1987. The Borrower acquired all six Atlanta Auto Care Centers from a single unrelated seller in December 1986. The fourth loan secured by the three centers was delayed at the request of the Partnership to permit the Partnership to collect the proceeds resulting from the sale of additional Limited Partnership Units as a result of the exercise of warrants which expired in April 1987. The last three centers were grouped to secure a single loan at the request of the
          Borrower.   Each  loan was  secured by  a first  mortgage on  the
          property  or properties.    On  July  1,  1994,  title  to  these
          properties was passed by deed-in-lieu of foreclosure to GPI Georgia Auto Centers, L.P., a Georgia Limited Partnership whose general partner is GPI Auto Centers, Inc., a Georgia Corporation, both of which are wholly owned by the Partnership.

          The following table sets forth information concerning the four loans relating to the six Atlanta Auto Care Centers, including the location, the total amount of the loan, the amount of the loan used to fund the purchase price, legal, appraisal and closing costs, the Servicing Agent's origination fee, and the Expense Reserve:

                         Purchase   Closing   Agent's    Expense      Total
                            Price     Costs       Fee    Reserve     Amount
                         --------   -------   -------    -------    -------
          Norcross     $  915,800  $ 10,000   $ 2,400   $ 45,800 $  974,000
          College Park    720,600    10,000     1,900     36,500    769,000
          Roswell         507,800     9,400     1,400     26,400    545,000
          Smyrna/
          Snellville/
          Marietta      2,730,700    34,400     7,300    130,600  2,903,000

          All six buildings are single story, multi-tenant automobile service and repair facilities. All of the centers are concrete tilt-up construction with service bay areas ranging in size from 900 to 2,800 square feet. The customer entrances have colorful awnings and each space has office and customer waiting areas. Each building was approximately one year old at the date of purchase, except the Snellville building which was more recently completed. The centers are located on major traffic arteries in retail areas.

          Individual property descriptions follow for each auto carecenter.


          NORCROSS
          --------
          The property is located in the city of Norcross, Gwinnett County, at 4842 Jimmy Carter Boulevard, approximately eleven miles northeast from the Atlanta Central Business District. The site contains 1.52 acres of land on which a 10,920 square foot building was constructed.

          The occupancy level at December 31 (October 31 for 1992, 1991 and
          1990), expressed as a percentage of the total net rentable square feet, and the average annual rent per square foot for the last five years was:
                                Occupancy Level       Average Annual
          Year                    Percentage       Rent Per Square Foot
          -----                 ---------------     -----------------
          1994                       100%                 $ 9.49
          1993                        65%                  10.71
          1992                        49%                  13.18
          1991                        74%                  12.26
          1990                        74%                  11.86

          Current annual rental rates range from $6.75 to $14.06 per square foot.

          Four  tenants occupy greater than ten percent of the net leasable
          square  footage of the center.   The principal  provisions of the
          leases are:
                                                       Michael Lay
                                  Audio         MBS        DBA
                                Unlimited-   Precision   Meineke     Kim
                              Gwinnett, Inc.  Tune Inc. Discount   Roberts
                             ---------------  -------   --------   --------
          Nature of Business    Audio/Visual  Tune-up    Muffler      Auto
                                Sales         Shop       Shop
          Repairs
                                & Service

          Lease Term            3 years       10 years   15 years     5
          years

          Expiration Date       9/30/96       5/31/00    5/31/00
          2/28/99

          Square Footage        2,800         2,400      1,920        2,800
          (% of total)          26%           22%        18%          26%

          Annual Rent           $21,000       $29,712    $27,000
          $18,900

          Rent Increase         Annual-       None       None
          Annual-
                                Fixed                                 Fixed

          Renewal Options       None          None       None         None

          In the opinion of management, the property is adequately covered by insurance.

          In 1994, the annual real estate tax rate was approximately 3.71% based upon 40% of the assessed value, resulting in annual taxes of approximately $8,700.

          COLLEGE PARK
          ------------
          The property is located in the city of College Park, Fulton County, at 5471 Old National Highway, approximately eleven miles southwest from the Atlanta Central Business District. The site contains 1.33 acres of land on which a 7,920 square foot building was constructed.

          The occupancy level at December 31 (October 31 for 1992, 1991 and
          1990), expressed as a percentage of the total net rentable square feet, and the average annual rent per square foot for the last five years was:

                                Occupancy Level       Average Annual
          Year                    Percentage       Rent Per Square Foot
          ----                  ---------------    -------------------
          1994                       100%                 $12.22
          1993                       100%                  11.70
          1992                        89%                  11.99
          1991                       100%                  11.71
          1990                       100%                  10.89

          Current annual rental rates range from $11.44 to $14.92 per square foot.

          Three tenants occupy greater than ten percent of the net leasable square footage of the property. The principal provisions of the leases are:

                                   Joto,           ABS          Zachary
                                    Inc.        Precision        Duncan
                                  -------      ------------    ---------

          Nature of Business       Muffler       Tune-up
          Transmission             Shop          Shop           Shop

          Lease Term               5 years       5 years        5 years

          Expiration Date          8/31/95       12/31/99       3/31/96

          Square Footage           1,920         3,300          2,700
          (% of total)             24%           42%            34%

          Annual Rent              $28,638       $37,740        $30,371

          Rent Increase            Annual        Annual         Annual
                                   -Fixed        -Fixed         -Fixed

          Renewal Options          1-5 year      2-5 year       1-5 year
                                   option        options        options

          In the opinion of management, the property is adequately covered by insurance.

          In 1994, the annual real estate tax rate was approximately 4.03% based upon 40% of the assessed value, resulting in annual taxes of approximately $5,100.

          ROSWELL
          -------
          The property is located in the city of Roswell, Fulton County, at 1177 Alpharetta Street, approximately fifteen miles north of the Atlanta Central Business District. The site contains .86 acres of land on which a 5,720 square foot building was constructed.

          The occupancy level at December 31 (October 31 for 1992, 1991 and
          1990), expressed as a percentage of the total net rentable square feet, and the average annual rent per square foot for the last five years was:
                                Occupancy Level       Average Annual
          Year                    Percentage       Rent Per Square Foot
          ----                  ---------------    -------------------
          1994                        76%                 $11.64
          1993                        76%                  11.64
          1992                        76%                  11.64
          1991                        76%                  11.64
          1990                        76%                  11.48

          Current annual rental rates range from $10.99 to $12.46 per square foot.

          Two tenants occupy greater  than ten percent of the  net leasable
          square  footage of the center.   The principal  provisions of the
          leases are:

                                Precision Tune
                            (Chuck & Carol Baldwin)
                               Enterprises Inc.)          Ian Moss
                            ----------------------  --------------------
          Nature of Business      Tune-up Shop          Repair of Domestic
                                                        and Foreign Autos

          Lease Term              5 years               5 years

          Expiration Date         2/28/00               4/30/95

          Square Footage          2,400                 1,920
          (% of total)            42%                   34%

          Annual Rent             $26,376               $23,929

          Rent Increase           Annual-Fixed          None

          Renewal Options         None                  None

          In the opinion of management, the property is adequately covered by insurance.

          In 1994, the annual real estate tax rate was approximately 4.21% based upon 40% of the assessed value, resulting in annual taxes of approximately $7,700.

          SNELLVILLE
          ----------
          The property is located in the city of Snellville, Gwinnett County, on Highway 78, approximately fifteen miles northeast from the Atlanta Central Business District. The site contains 1.51 acres of land on which a 10,080 square foot building was constructed.

          The occupancy level at December 31 (October 31 for 1992, 1991 and
          1990), expressed as a percentage of the total net rentable square feet, and the average annual rent per square foot for the last five years was:
                                Occupancy Level    Average Annual Rent
          Year                    Percentage         Per Square Foot
          -----                -----------------   -------------------
          1994                       100%                 $10.40
          1993                       100%                   8.31
          1992                        83%                   8.10
          1991                        83%                  11.57
          1990                        83%                  11.57

          Current annual rental rates range from $8.00 to $11.00 per square foot.

          Four  tenants occupy greater than ten percent of the net leasable
          square  footage of the center.   The principal  provisions of the
          leases are:
                                                  Chuck Baldwin
                         Chris A.       Dean      Enterprises,     Montag
                           Dean       Robinson        Inc.       Enterprises
                      --------------  --------   --------------   ---------
         Nature of        Brake        General     Tune-up        Car Detail
         Business         Repair &     Automotive  Shop
                          Maintenance  Repair

         Lease Term       5 years      5 years     5 years        5 years

         Expiration
         Date             6/14/95      6/30/97     9/30/97        12/31/98

         Square
         Footage          2,520        3,360       2,520          1,680
         (% of total)     25%          33%         25%            17%

         Annual Rent      $26,386      $33,331     $27,720        $13,440

         Rent Increase    Annual-      Annual-     Fixed thru     Annual-
                          Fixed        Fixed       9/94.          Fixed
                                                   Increase to
                                                   $27,720

         Renewal          None         1-5 year    2-5 year       1-5 year
         Options                       option      options        option

          In the opinion of management, the property is adequately covered by insurance.

          In 1994, the annual real estate tax rate was approximately 3.71% based upon 40% of the assessed value, resulting in annual taxes of approximately $11,600.

          MARIETTA
          ---------
          The property is located in the city of Marietta, Cobb County, at 1775 Cobb Parkway, approximately twelve miles northwest from the Atlanta Central Business District. The site contains 1.89 acres of land on which a 10,670 square foot building was constructed.

          The occupancy level at December 31 (October 31 for 1992, 1991 and
          1990), expressed as a percentage of the total net rentable square feet, and the average annual rent per square foot for the last five years was:

                              Occupancy Level      Average Annual Rent
          Year                  Percentage           Per Square Foot
          -----               ---------------     ---------------------
          1994                      100%                 $11.74
          1993                      100%                  12.73
          1992                       90%                  12.78
          1991                      100%                  12.07
          1990                       90%                  11.83

          Current annual rental rates range from $9.00 to $14.04 per square foot.

          Four  tenants occupy greater than ten percent of the net leasable
          square  footage of the center.   The principal  provisions of the
          leases are:

                       Fred Cummings   Cottco        McNeese      U.S. Auto
                       Enterprises, Investments,  Enterprises,      Glass
                           Inc.          Inc.          Inc.        Centers
                       ------------  -----------   -----------   ----------
         Nature of       Tune-up    Transmission  Exhaust and   Auto Glass
         Business        Shop       Repair        Shock Repair  Sales, Repair
                                                                and Maintenance

         Lease Term      5 years    5 years       10 years      5 years

         Expiration
         Date            11/30/97   3/31/00       11/30/99      3/31/00

         Square
         Footage         2,400      2,750         1,920         2,580
         (% of total)    22%        26%           18%           24%

         Annual Rent     $21,600    $38,605       $19,200       $36,219

         Rent Increase   Annual-    Annual-       Annual-       Annual-
                         Fixed      Fixed         Fixed         Fixed

         Renewal         None       1-5 year      None          2-5 year
         Options                    option                      options

          In the opinion of management, the property is adequately covered by insurance.

          In 1994, the annual real estate tax rate was approximately 2.78% based upon 40% of the assessed value, resulting in annual taxes of approximately $7,700.

          SMYRNA
          ------
          The property is located in the city of Smyrna, Cobb County, at 2849 South Cobb Drive, approximately twelve miles northwest from the Atlanta Central Business District. The site contains .88 acres of land on which a 9,440 square foot building was constructed.

          The occupancy level at December 31 (October 31 for 1992, 1991 and
          1990), expressed as a percentage of the total net rentable square feet, and the average annual rent per square foot for the last five years was:
                              Occupancy Level      Average Annual Rent
          Year                  Percentage           Per Square Foot
          ----                -----------------   -----------------------
          1994                      100%                 $10.93
          1993                       80%                  11.26
          1992                       80%                  11.03
          1991                       80%                  10.82
          1990                       80%                  10.89

          Current annual rental rates range from $8.75 to $14.06 per square foot.

          Three tenants occupy greater than ten percent of the net leasable
          square  footage of the center.   The principal  provisions of the
          leases are:
                                               Diamond Auto
                                   R & T    Painting of South    Clay &
                                 Automotive     Cobb, Inc.     Kevin Shaw
                                 ----------  ---------------   ----------
          Nature of Business      Muffler         Auto Body      Automotive
                                  Shop            Rpr & Pnt      Repair

          Lease Term              15 years        4 years        3 years

          Expiration Date         3/31/00         3/31/95        4/30/97

          Square Footage          1,920           5,600          1,920
          (%of total)             20%             60%            20%

          Annual Rent             $27,000         $59,424        $16,800

          Rent Increase           None            Annual-Fixed   Annual-
          Fixed

          Renewal Options         None            1-5 year optionNone

          In the opinion of management, the property is adequately covered by insurance.

          In 1994, the annual real estate tax rate was approximately 3.66% based upon 40% of the assessed value, resulting in annual taxes of approximately $6,000.

          Item 3.   Legal Proceedings

          On May 6, 1993, Glenborough Corporation and certain of its affiliates entered into a settlement of a lawsuit filed by the former management company and seller of the hotel (the "seller") on November 13, 1991. The discussion relating to the settlement is discussed in Note 8 in the Notes to Financial Statements and is incorporated herein by reference.

          Item 4.   Submission of Matters to a Vote of Security Holders

          During the fourth quarter of fiscal year 1994, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                       PART II

          Item 5. Market for Partnerships Common Equity and Related Stockholder Matters

          Market Information
          ------------------
          The units of limited partnership interest in the Partnership (the "Units") have limited transferability. There is no public market for the Units and it is not expected that any will develop. There are restrictions upon the transferability of Units, including requirements as to the minimum number of Units which may be transferred, and that the General Partners must consent to any transferee becoming a substituted limited partner (which consent may be granted or withheld at the sole discretion of the General Partner). In addition, restrictions on transfer may be imposed under certain state securities laws. Consequently, holders of Units may not be able to liquidate their investments and the Units may not be readily acceptable as collateral.

          Holders
          -------
          As of December 31, 1994, approximately 5,202 holders of record held 118,942 Units.

          Cash Distributions
          ------------------
          The Partnership has made distributions to its partners as follows:

                                                                 Amount
                                                              Representing
                                                    Total       Return of
                                                Distributions    Capital
                                                --------------  ---------
          For the year ended December 31, 1994  $  826,000   $        -
          For the year ended December 31, 1993     753,000       33,000
          For the two months ended
           December 31, 1992                       186,000      162,000
          For the year ended October 31, 1992    1,503,000    1,503,000

          Cash generated from the operations of the Properties after payment of expenses, provides the basis for ongoing cash distributions. The Partnership's quarterly distributions for the fiscal year 1994, paid in the quarter following the period in which they were generated, totaled 2.9% of the total original investor contributions.

          Item 6.   Selected Financial Data

          This financial data should be read in conjunction with the financial statements and related notes contained elsewhere in this report. This financial data is not covered by the report of the independent public accountants.

                               SELECTED FINANCIAL DATA
                         (In thousands, except per Unit data)


                          For The   For The  For The  For The  For The  For The
                           Fiscal   Fiscal     Two    Fiscal   Fiscal   Fiscal
                            Year     Year    Months    Year     Year     Year
                            Ended    Ended    Ended    Ended    Ended    Ended
                          12/31/94 12/31/93 12/31/92 10/31/92 10/31/91 10/31/90
                          -------- -------- -------- -------- -------- --------
     Total revenues        $ 4,198  $ 3,993  $   652  $ 1,524  $ 2,019  $ 2,238

     Net income (loss)     $   861  $   718  $    25  $(3,240) $ 1,557  $ 1,851
     Per Limited
      Partnership Unit:
       Income (loss)       $  7.16  $  5.98  $  0.20  $(26.97) $ 12.96  $ 15.39
      Distributions:
       From net income     $  6.88  $  5.98  $  0.20  $     -  $ 12.96  $ 15.39
       Representing
        return of
         capital           $     -  $  0.28  $  1.36  $ 12.49  $  0.31  $  0.24

     Total assets          $20,412  $20,639  $20,778  $20,557  $25,883  $25,887

          Item 7.   Managements  Discussion  and   Analysis  of   Financial
                    Condition and Results of Operations

          LIQUIDITY AND CAPITAL RESOURCES

          The Partnership maintains nominal cash reserves and distributes the revenues received from the operations of the properties, less partnership expenses, to the partners. Distributions to the Limited Partners were paid at an annual rate of 2.5% for the first quarter of 1994, but the pay rate was increased to 3% for the remainder of 1994. Distributions to the Limited Partners in were paid at an annual rate of 2.5% in 1993 and 5.0% in 1992. Distributions paid in 1994 were provided by net income. Of the total distributions paid in 1993 and 1992 (including the two month stub period in 1992), $34,000 and $1,648,000, respectively, represented return of capital.

          The Borrower (AFP Partners, the partnership which currently owns three properties securing first trust deed notes held by the Partnership) possessed insufficient cash flow to make the interest payment to the Partnership for the quarter ended December 31, 1991. An agreement between the partners of the Borrower required AFC, the parent company of one of the partners of the Borrower at the time, to supplement deficiencies in the Borrower's cash flow by making loans to the Borrower. AFC is now insolvent and AFC's parent company, GLENFED Service Corporation, is also insolvent and therefore not in a position to contribute any additional capital to AFC. Under these circumstances, management believed that a minor modification between the Partnership and the Borrower was appropriate. As a result, the Partnership and the Borrower entered into an agreement on December 20, 1991 to reduce the interest payment for the quarter ended December 31, 1991 by $151,300 and to reduce the note payable to the Borrower by the same amount.

          The Partnership established a $150,000 line of credit facility with an unaffiliated third party in February 1992. Funds drawn on this line of credit bore interest at the prime rate plus 1.5%. To cover the cash distributions to limited partners that otherwise would have been funded by the interest not received in December 1991, $150,000 was drawn on the line of credit in late February 1992. This line of credit matured February 28, 1994, but was paid off in May 1993 from proceeds from the net cash flow payments made by the Borrower.

          Due to AFC's inability to loan any additional funds to the Borrower, and due to the properties' continued inability to generate sufficient income to cover the minimum interest payments due to the Partnership, a Forbearance Agreement, effective July 1, 1992 and commencing with the payment due October 1, 1992, and originally expiring on March 31, 1993 (the "Forbearance Period"), was reached to allow time for negotiation of a workout of the Loans (see Note 2 of the Notes to Financial Statements). During the Forbearance Period, the Borrower paid all net cash flow to the Partnership from the properties which secured the Loans. "Net Cash Flow" was defined as all income collected by the Borrower less operating expenses of the properties (including reserves for real and personal property taxes and insurance) and overhead and operating expenses of the Borrower. The Partnership and the Borrower extended the term of the Forbearance Agreement to allow sufficient time to complete final negotiation and documentation of a workout and to solicit approval from the Partnership's Limited Partners.

          On April 4, 1994, these matters submitted to a vote of security holders through the soliciation of proxies were approved. These matters included an acquisition through deeds-in-lieu of foreclosure of ten of thirteen properties. These ten properties secured approximately $12,833,000 of the principal balances of the loans. The terms of the remaining loans included:

          (i) an increase in the principal amount of the loans by approximately $355,000 for the costs incurred by the Partnership in the restructuring, an interest accrual rate change from 13% to 10% beginning January 1, 1994, extension of the maturity dates of the loans to March 31, 2001 with five one-year renewal options, and a cross-collateralization of the three loans with the right to transfer a property to the Partnership in satisfaction of the loan without creating a default under the other loans;

          (ii) a release of certain collateral notes in the aggregate principal amount of $1,500,000 and the right to pursue certain limited recourse liability relating to the existing loans;

          (iii) receiving secured and unsecured notes with unpaid balances of principal and accrued interest as of September 30, 1993 aggregating approximately $1,159,000;

          (iv)   receiving   a  release  from   the  obligation   to  repay
                 approximately $349,000 that was owed to the Borrower;

          (v)    acknowledgement  of the  termination  of the  contribution
                 agreement   and  releasing   such  rights,  if   any,  the
                 Partnership may have with respect thereto;

          (vi)   and the termination of the servicing agreement.

          Effective July 1, 1994, the Partnership obtained ownership by deeds-in-lieu of foreclosure of four of the Borrower's properties: Park 100 (Buildings 42 and 46) and the Eagan and New Hope mini-storages. In addition, title to the six auto care centers, formerly held by the Borrower, was passed to GPI Georgia Auto Centers, L.P., a Georgia Limited Partnership whose general partner is GPI Auto Centers, Inc., a Georgia corporation, both of which are wholly owned by the Partnership.

          At October 31, 1992, it was determined that the Borrower had little or no equity in the Properties securing the loans, considering the current fair market value of the Properties, and that the proceeds for repayment of the loans can be expected to come only from the operation or sale of the Properties, given AFC's inability to loan any additional funds to the Borrower. Additionally, although the Borrower retained control of the Properties, due to the Borrower's financial condition at that time and the economic prospects for the Borrower and the Properties in the foreseeable future, it was doubtful that the Borrower would be able to rebuild equity in the Properties or otherwise repay the Loans. As a result, for financial reporting purposes, the Partnership reduced its Investment in Master Agreement by $4,282,000 to the estimated net realizable value of the underlying properties of $20,249,000. For financial statement presentation purposes only (through June 30, 1994), the Partnership had, in effect, foreclosed on the properties. To recognize this, the net Investment in Master Agreement has been reclassified to investment in real estate as of October 31, 1992. The depreciable components of this investment are being depreciated, beginning November 1, 1992, over the remaining useful lives of the properties which range from 4 to 25 years for improvements and 24 to 26 years for buildings. Additionally, all operating revenues and expenses of the properties are being recognized by the Partnership effective November 1, 1992. No additional Income on Investment in Master Agreement is being recognized.

          Prior to the Forbearance Period (see Note 2 of the Notes to Financial Statements), income received in excess of the NOI of the properties was deferred for financial reporting purposes. This is no longer necessary because the Partnership is now recognizing the income and expenses of the properties. In addition, as a result of the reduction of Investment in Master

          Agreement   and   subsequent  financial   statement  presentation
          reclassification to investment in real estate, the balance of deferred income was eliminated.

          Prepaid expenses and other assets increased approximately $93,000 in 1994 over 1993 as a result of advances towards and accrual for transaction costs associated with the proposed consolidation by merger in the amount of $365,000 (as discussed in Note 10 of the Notes to Financial Statements). These were partially offset by a decrease of approximately $355,000 which represented costs associated with the restructure which were eliminated. In addition, prepaid expenses and other assets increased due to lease commissions paid for new leases and lease renewals occurring in 1994 in the amount of $45,000 and prepaid insurance of $15,000 for early payments relating to a new policy period.

          Accounts payable and accrued expenses increased in 1994 compared to 1993 due to an accrual in the amount of $100,000 for transaction costs associated with the proposed consolidation by merger, as discussed in Note 10 of the Notes to Financial Statements.

          As discussed in Note 9, the Partnership received approval from the limited partners for a workout of the loans made by the Partnership to the Borrower in April 1994 and caused the restructure to become effective July 1, 1994.

          The Partnership is currently involved in a potential merger transaction, whereby its existing net assets and all bank debt will merge with a newly created real estate investment trust ("REIT"). The merger requires a majority vote of the partnerships that will be participating in the merger. If the vote is successful, the Partnership will be fully merged into the new REIT and will cease to exist. The limited partners are expected to receive their solicitation materials for this potential transaction in 1995.

          RESULTS OF OPERATIONS

          1994 versus 1993
          ----------------
          As discussed in Note 2 of the Notes to Financial Statements, for financial statement presentation purposes only (through June 30,
          1994), the Partnership had, in effect, foreclosed on the Borrower's properties and therefore, income and expense from the operations of the properties of the Borrower were recognized in the Partnership's financial statements. Part of the restructure, which was effective July 1, 1994 (see Note 9 of the Notes to Financial Statements), included actual deed-in-lieu of foreclosure on ten of the thirteen properties owned by the Borrower, leaving three of the loans remaining in place with somewhat modified terms. The Partnership will continue to account for the remaining loans as though, for financial reporting purposes, the Partnership foreclosed on the properties. The effect of all transactions between the Partnership and the borrower have been eliminated for financial statement presentation.

          Net operating income of $1,928,000 (rental revenue of $4,198,000 less operating costs of $2,270,000) was approximately $177,000 greater than net operating income in 1993. In 1994, performance results of Country Suites-DFW, New Hope, Eagan, Snellville, Norcross, College Park and Smyrna exceeded 1993 results. DFW contributed the most significant increase of $53,000, which was the result of an increase in the average occupancy (77.5% in 1994 compared to 76.3% in 1993) and the average daily room rate ($58.52 in 1994 compared to $50.20 in 1993). The $8.32 increase in the daily room rate from 1993 to 1994 is due to an increase in a sector of transient revenue (guests who stay from one to five days). These guests book reservations through the franchise reservation system, which earns the highest rated business. The New Hope mini-storage was the second biggest contributor to the increase in net operating income in 1994 over 1993 with a $38,000 increase. The increase was due to a rate increase and an increase in income from the sale of abandoned property held in the mini storage. In addition, expenses at the New Hope property decreased as a result of a decrease in the assessed value of the property used to determine the property tax expense and a decrease in insurance expense. The Snellville Auto Center contributed $35,000 to the increase in net operating income as a result of increased market rates and a consistently higher occupancy throughout 1994 compared to 1993. The Norcross Auto Center contributed a $23,000 increase in net operating income due to an increase in occupancy in 1994 over 1993 (100% in 1994 compared to 65% in 1993). The amounts by which Eagan, College Park and Smyrna 1994 results exceeded 1993 results were minimal, and were offset by the decrease in results in 1994 from 1993 of the Sea Tac, Park Center, Park 100, Marietta and Roswell properties which resulted in a combined total decrease in net operating income of approximately $88,000.

          Of this combined decrease in net operating income of $88,000, Park Center's decrease made up 80% of this total. This decrease was a result of increased vacancy at the property (95% occupancy in 1994 compared to 97% in 1993), decreased market rates, and the absence of settlements paid to the Partnership in 1994 that equated to $18,000 in 1993.

          General and administrative expenses decreased approximately $58,000 in 1994 compared to 1993 due to the decrease in the loan servicing fee paid to an independent mortgage banking firm related to the Servicing Agreement (which was terminated in 1994 as part of the restructure) and the absence of general partner liability insurance of $15,000 in 1994. Since the change in the general partner, this insurance cost has been eliminated.

          Depreciation and amortization expense increased in 1994 over 1993 due to capital additions and tenant improvements placed in service in 1993 having a full year of depreciation in 1994 as well as new improvements amounting to $272,000 being placed in service in the current year.

          1993 versus 1992
          ----------------
          In 1993, the Partnership's year end was changed from October 31 to December 31, therefore, comparative years are stated as they were reported in prior years, and do not conform to the current year ending date of December 31 (excluding the transition period reporting results for the two months ended December 31, 1992). However, except for the transition period reporting results, there is no effect on comparability as a full year's activity is being reported in each period presented and seasonality has no material effect on the Partnership's financial statements.

          As discussed in Note 2 in the Notes to Financial Statements, for financial statement presentation purposes only, the Partnership has, in effect, foreclosed on the Borrower's properties and therefore, Income on Investment in Master Agreement is no longer recognized. Instead, income and expense from the operations of the properties of the Borrower is recognized.

          The effect of all transactions between the Partnership and the Borrower have been eliminated for financial statement presentation. For instance, interest expense appears to have decreased in the current year compared to the prior years. However, this is due to the elimination of interest paid to the Borrower on the note payable to affiliate in the current year, as such amounts were immediately paid back to the Partnership as net cash flow payments.

          Although the financial statement presentation has changed and the Partnership is recognizing the income and expense of the Borrower's properties for the year ended December 31, 1993, as opposed to recognizing the Income on Investment in Master Agreement for the year ended October 31, 1992, the net income of the properties can be compared to the Income on Investment in Master Agreement, which represented the recognition of interest income payments received in cash and supported by the actual net operating income of the underlying properties. The net operating income of $1,751,000 (rental revenue of $3,987,000 less operating costs of $2,236,000) for the year ended December 31, 1993, is comparable to the Income on Investment in Master Agreement of $1,521,000 for the year ended October 31, 1992.

          Net operating income of $1,751,000 for the year ended December 31, 1993 was approximately $230,000 greater than Income on Investment in Master Agreement of $1,521,000 for the year ended October 31, 1992. In 1993, performance results of Country Suites
          - DFW, New Hope, Eagan, Park Center, Park 100 and College Park exceeded 1992 results. DFW alone provided for increased operating income in 1993 of $158,200 over 1992 with a 10.6 percentage point increase in occupancy from 65.7% in 1992 to 76.3% in 1993. This increase is partially attributable to the maturity of the franchise reservation system and the repositioning and marketing of the property taking hold. In addition, an increase in property taxes of $48,000 was recorded and termination fees of approximately $62,000 were paid to terminate the franchise and management contract with the former management company in 1992, distorting normal operating results for that year. The New Hope mini-storage was the second biggest contributor to the increase in net operating income in 1993 over 1992 with a $37,000 increase. This increase was due to an increase in occupancy of 12 percentage points in 1993 to 94% over 82% in 1992. Park Center's 1993 results exceeded 1992 results by $18,000 due to the collection of settlements paid to the Partnership from two tenants that had vacated their spaces in 1992 prior to their lease end date. The amounts by which the Eagan, Park 100 and College Park 1993 results exceeded 1992 results were minimal, and were offset by the decrease in results in 1993 from 1992 of the Sea Tac, Norcross, Roswell, Smyrna and Snellville properties which resulted in a combined total decrease in net operating income of approximately $66,000.

          Of this combined decrease in net operating income of $66,000, Norcross and Snellville's decreases made up 85% of this total. The occupancy at Norcross has increased in 1993 over 1992, however, this is largely due to a tenant occupying 2,800 square feet beginning October 1, 1993, and this increase in occupancy is not necessarily indicative of the year as a whole. In addition, average annual rent per square foot has decreased from $13.18 in 1992 to $10.71 in 1993. A price sensitive market has driven management to lower prices in order to remain competitive. Snellville's operating expenses increased in 1993 by approximately $8,000 due to roof and parking lot repairs needed in 1993 that were not necessary in 1992. In addition, a tenant occupying 1,680 square feet of space beginning December 1, 1993 is included in occupancy and average annual rent per square feet, and again is not necessarily indicative of the years' results as a whole.

          General and administrative expense decreased approximately $65,000 from 1992 to 1993 primarily due to decreases in general partner liability insurance premiums and tax preparation fees for the current year compared to the prior year. General partner liability insurance premiums decreased $25,000 between 1992 and 1993. The 1992 general and administrative expenses included an additional one-time tax preparation expense accrual of $10,000. In prior years, these costs were expensed when paid. In 1992, however, the 1991 tax costs were expensed when paid as well as an accrual was made for the 1992 tax year expenses to be paid in 1993. The remainder of the decrease is due to payment timing differences related to the change in the software used for the investor relations database.

          The litigation settlement expense of $33,000 for the year ended December 31, 1993 includes $21,400 reimbursed to Glenborough Corporation (as discussed in Note 8 of the Notes to Financial Statements) and legal fees in the amount of $11,600 associated with the settlement of the lawsuit brought by the former management company and seller of the hotel.

          Item 8.    Financial Statements and Supplementary Data

                            GLENBOROUGH PENSION INVESTORS,
                           A CALIFORNIA LIMITED PARTNERSHIP


                     INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                      Page
                                                                      -----
          Report of Independent Public Accountants  . . . . . . . . .  30
          Financial Statements:
            Consolidated Balance Sheets at December 31, 1994,
             1993 and 1992  . . . . . . . . . . . . . . . . . . . . .  31
            Consolidated Statements of Operations for the Years ended
              December 31, 1994, 1993, the Two Months Ended
              December 31, 1992, and the Year Ended
              October 31, 1992  . . . . . . . . . . . . . . . . . . .  32
            Consolidated Statements of Partners' Equity (Deficit)
             for the Years Ended
              December 31, 1994, 1993, the Two Months Ended
              December 31, 1992 and the Year Ended
              October 31, 1992  . . . . . . . . . . . . . . . . . . .  33
            Consolidated Statements of Cash Flows for the Years Ended
              December 31, 1994, 1993, the Two Months Ended
              December 31, 1992, and the Year Ended
              October 31, 1992  . . . . . . . . . . . . . . . . . . .  34
            Notes to Consolidated Financial Statements  . . . . . . .  36
          Financial Statement Schedules:
            Schedule III - Consolidated Real Estate Investments
             and Related Accumulated Depreciation and Amortization
             at December 31, 1994 . . . . . . . . . . . . . . . . . .  49


          All other financial statement schedules have been omitted because of the absence of conditions under which they are required or because the information is included elsewhere in this report.

                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


          To the Partners of
          GLENBOROUGH PENSION INVESTORS, A CALIFORNIA LIMITED PARTNERSHIP:

          We have audited the accompanying consolidated balance sheets of GLENBOROUGH PENSION INVESTORS, A CALIFORNIA LIMITED PARTNERSHIP as of December 31, 1994, 1993 and 1992 and the related consolidated statements of operations, partners' equity (deficit) and cash flows for the years ended December 31, 1994 and 1993, the two months ended December 31, 1992, and the year ended October 31, 1992. These consolidated financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GLENBOROUGH PENSION INVESTORS, A CALIFORNIA LIMITED PARTNERSHIP as of December 31, 1994, 1993 and 1992 and the results of its operations and its cash flows for the years ended December 31, 1994 and 1993, the two months ended December 31, 1992 and the year ended October 31, 1992, in conformity with generally accepted accounting principles.

          Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index to the financial statements and schedules is presented for the purpose of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


          San Francisco, California,

            February 10, 1995

                            GLENBOROUGH PENSION INVESTORS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                             Consolidated Balance Sheets
                       (in thousands, except units outstanding)

                           December 31, 1994, 1993 and 1992


                    Assets                     1994         1993        1992
                    ------                    -----        -----        -----
     Real estate investments:
       Land                                 $ 6,456      $ 6,456      $ 6,456
       Buildings and improvements, net of
        accumulated depreciation of $1,357,
        $698 and $97 in 1994, 1993 and 1992,
        respectively                         12,958       13,345       13,703
                                            -------      -------      -------
           Net real estate investments       19,414       19,801       20,159


     Cash and cash equivalents                  382          271          408
     Accounts receivable                        106          150           57
     Prepaid expenses and other assets, net
       of accumulated amortization of $129,
       $35 and $6 in 1994, 1993 and 1992,
       respectively                             510          417          154
                                            -------      -------      -------
     Total assets                           $20,412      $20,639      $20,778
                                            =======      =======      =======
       Liabilities and Partners' Equity
        (Deficit)
       -------------------------------
     Accounts payable and accrued expenses  $   559      $   472      $   426
     Note payable to affiliate                    -          349          349
     Line of credit                               -            -          150
                                            -------      -------      -------
       Total liabilities                        559          821          925

     Partners' equity (deficit):
       General Partner                         (55)         (56)         (55)
       Limited Partners - 118,942 limited
        partnership units outstanding        19,908       19,874       19,908
                                            -------      -------      -------
       Total partners' equity                19,853       19,818       19,853
                                            -------      -------      -------

     Total liabilities and partners'
       equity                               $20,412      $20,639      $20,778
                                            =======      =======      =======

   The accompanying notes are an integral part of these consolidated statements.

                           GLENBOROUGH PENSION INVESTORS,
                          A CALIFORNIA LIMITED PARTNERSHIP

                        Consolidated Statements of Operations
                       (in thousands, except per unit amounts)

          For the Years Ended December 31, 1994, 1993, the Two Months Ended
                December 31, 1992 and the Year Ended October 31, 1992

                                                              For the
                                     For the     For the    Two Months   For the
                                    Year Ended  Year Ended     Ended  Year Ended
                                     Dec 31,     Dec 31,      Dec 31,    Oct 31,
                                       1994        1993        1992        1992
                                     --------    --------    --------   ------
   Revenues:
      Income on Investment
         in Master Agreement       $       -   $       -    $       -    $ 1,521
      Rental revenue                   4,198       3,987          651          -
      Interest and other                   -           6            1          3
                                   ---------    --------     --------    -------
         Total revenues                4,198       3,993          652      1,524
                                   ---------    --------     --------    -------
   Expenses:
      Operating (including $851
         paid to affiliates in
         1994)                         2,270       2,236          433          -
      General and administrative
         (including $222 paid to
         affiliates in 1994)             314         372           91        437
      Depreciation and amortization      753         630          103          -
      Litigation settlement expense        -          33            -          -
      Interest                             -           4            -         45
                                    --------    --------     --------    -------
         Total expenses                3,337       3,275          627        482
                                    --------    --------     --------    -------
   Unrealized loss on Investment
      in Master Agreement                  -           -            -    (4,282)
                                    --------    --------     --------    -------
   Net income (loss)                $    861    $    718     $     25   $(3,240)
                                    ========    ========     ========   ========
   Net income (loss) per limited
      partnership unit              $   7.16    $   5.98     $   0.20   $(26.97)
                                    ========    ========     ========   ========
   Distributions per limited
      partnership unit:
         From net income            $   6.88    $   5.98     $   0.20  $     -
         Representing return of
            capital                        -        0.28         1.36      12.49
   Total distributions per limited  --------    --------     --------    -------
      partnership unit              $   6.88    $   6.26     $   1.56    $ 12.49
                                    ========    ========     ========    =======


  The accompanying notes are in integral part of these consolidated statements.

                            GLENBOROUGH PENSION INVESTORS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                     Consolidated Statements of Partners' Equity
                                      (Deficit)
                                    (in thousands)

                                                                   Total
                                           General     Limited   Partners'
                                           Partner    Partners     Equity
                                          ---------   ---------  ---------
          Balance at October 31, 1991   $     (7)   $ 24,764    $ 24,757

          Distributions                      (17)     (1,486)     (1,503)

          Net loss                           (32)     (3,208)     (3,240)
                                         --------    --------    --------
          Balance at October 31, 1992        (56)     20,070      20,014

          Distributions                        -        (186)       (186)

          Net income                           1          24          25
                                         --------    --------    --------
          Balance at December 31, 1992       (55)     19,908      19,853

          Distributions                       (8)       (745)       (753)

          Net income                           7         711         718
                                         --------    --------    --------
          Balance at December 31, 1993       (56)     19,874      19,818

          Distributions                       (8)       (818)       (826)

          Net income                           9         852         861
                                         --------    --------    --------
          Balance at December 31, 1994  $    (55)   $ 19,908    $ 19,853
                                         ========    ========    ========

















  The accompanying notes are an integral part of these consolidated statements.

                            GLENBOROUGH PENSION INVESTORS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                 Consolidated Statements of Cash Flows (in thousands)

          For the Years ended December 31, 1994, 1993, the Two months ended
                December 31, 1992, and the Year ended October 31, 1992

                                           For the For the  For the  For the
                                             Year    Year Two Months  Year
                                            Ended   Ended    Ended    Ended
                                           Dec 31, Dec 31,  Dec 31,  Oct 31,
                                             1994    1993    1992     1992
                                            ------  ------  ------   ------
     Cash flows provided by operating
      activities:
      Net income (loss)                    $   861 $   718  $   25  $(3,240)
     Adjustments to reconcile net
      income (loss) to net cash provided
      by operating activities:
        Unrealized loss on investment
        in master agreement                      -      -        -    4,282
        Depreciation and amortization          753    630      103        -
        Changes in certain assets and
       liabilities:
         Accounts receivable                    44    (22)     (57)       -
         Prepaid expenses and other
          assets                              (187)  (363)    (131)      (4)
         Accounts payable and accrued
          expenses                              87     46      382      (10)
         Note payable to affiliate            (349)     -        -        -
         Deferred income                         -        -        -     197
                                            --------------  -------  -------
          Total adjustments                    348     291      297   4,465
                                            --------------  -------  -------
      Net cash provided by operating
       activities                            1,209   1,009     322    1,225
                                            --------------  -------  -------
     Cash flows used for investing activities:
      Acquisitions of and additions
        to real estate                        (272)   (243)      (7)       -
        Net cash used for investing         ------- ------  -------  -------
         activities                           (272)   (243)      (7)       -
                                            ------- ------  -------  -------
     Cash flows provided by (used for)
       financing activities:
      Proceeds from line of credit               -      -        -      150
      Principal payments on line of
       credit                                    -   (150)       -     (151)
      Distributions paid to partners          (826)   (753)   (186)  (1,503)
                                            ------- ------  -------  -------
     Net cash used for financing activities  (826)   (903)    (186)  (1,504)
                                             ------ ------  -------  -------
     Net increase (decrease) in cash and
      cash equivalents                        111   (137      129     (279)
                                            ------- ------  -------   ------
                                     -continued-
                                    Page 34 of 56


                             GLENBOROUGH PENSION INVESTORS,
                            A CALIFORNIA LIMITED PARTNERSHIP

            Consolidated Statements of Cash Flows (in thousands) -continued-

           For the Years ended December 31, 1994, 1993, the Two months ended
                 December 31, 1992, and the Year ended October 31, 1992


                                              For the For the For the  For the
                                               Year    Year  Two Months  Year
                                               Ended   Ended   Ended    Ended
                                              Dec 31, Dec 31, Dec 31,  Oct 31,
                                               1994    1993     1992     1992
                                              ------- ------- -------  -------

        Cash and cash equivalents at
         beginning of period                     271     408      279     558
                                             --------  ------  ------- -------
        Cash and cash equivalents at
         end of period                      $    382  $  271  $   408 $   279
                                             ========  ======  ======= =======
        Supplemental disclosure of cash
         flow information:
         Cash paid for interest             $      -  $    4  $     - $    45
                                             ========  ======  ======= =======
        Supplemental disclosure of
         non-cash transactions:
         In-substance foreclosure on
          properties securing investment
          in master agreement:
            Increase in real estate
             investments                    $      -  $    -  $     - $ 20,249
                                             ========  ======  ===============
            Reduction of Investment in
             Mater Agreement                $      -  $    -  $     - $(21,018)
                                             ========  ======  ===============
            Reduction of deferred income    $      -  $    -  $     - $    769
                                             ========  ======  ===============














  The accompanying notes are an integral part of these consolidated statements.

                                     Page 35 of 56


                            GLENBOROUGH PENSION INVESTORS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                            December 31, 1994, 1993, 1992

          Note 1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
                    --------------------------------------------------
                    POLICIES
                    --------
          Organization: Glenborough Pension Investors (the "Partnership")(formerly known as Outlook Pension Investors - see
          Note 9) was organized on October 17, 1984 in accordance with the provisions of the California Revised Limited Partnership Act and commenced operations April 9, 1985. The General Partner was API Partners, a California general partnership consisting of Luke V. McCarthy, John R. Provine and August Advisers, Inc., a California corporation. On April 4, 1994, several matters submitted to a vote of security holders through the solicitation of proxies were approved including the change in the general partner to Glenborough Realty Corporation as the managing General Partner and Robert Batinovich as co-General Partner (collectively the "General Partner") (see Note 9).

          The Partnership has raised capital by the sale of limited partnership interests. The principal purpose of the Partnership was to lend funds to AFP Partners (the "Borrower"), then a California general partnership and an affiliate of the General Partner. The funds have been used by the Borrower to acquire real properties such as shopping centers, office buildings and other commercial real properties from nonaffiliated sellers.

          The Partnership Agreement provides that net income or loss of the Partnership for financial statement and income tax reporting purposes, and distributions of cash available for distribution, as defined in the Partnership Agreement, are to be allocated 99% to the Limited Partners and 1% to the General Partner. These amounts may be adjusted subject to the provisions of the Partnership Agreement.

          Change  in the Fiscal Year  End: In 1993,  the Partnership's year end
          was changed from October 31 to December 31, therefore, comparative years are stated as they were filed in prior years, and do not conform to the current year ending date.

          Real Estate Investments: Real estate investments are stated at an estimated net realizable value.
          Buildings and improvements are being depreciated on a straight-line basis over the remaining useful lives of the properties which range from 4 to 25 years.

          Income on Investment In Master Agreement: Commencing November 1, 1986 and ending on October 31, 1992 (see note 2), the Partnership recognized income from the Investment in Master

                            GLENBOROUGH PENSION INVESTORS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                            December 31, 1994, 1993, 1992

          Agreement to the extent that both cash was received from the Borrower and the amount of cash received did not exceed the actual net operating income (NOI) of the underlying properties. NOI is defined as rental (or other) income, less operating expenses (excluding depreciation, amortization and debt service).

          Cash equivalents: The Partnership considers all short-term investments (including certificates of deposit) with a maturity of three months or less at date of purchase to be cash equivalents.

          Income taxes: Federal and state income tax laws provide that the income or loss of the Partnership is reportable by the partners in their tax returns. Accordingly, no provisions for such taxes have been made in the accompanying financial statements. The Partnership reports certain transactions differently for tax and financial statement purposes.

          Net earnings (loss) and distributions per limited partnership unit: Net earnings (loss) and distributions per limited partnership unit are based on 118,942 weighted average limited partnership units outstanding in all years presented.

          Note 2.   INVESTMENT IN MASTER AGREEMENT
                    ------------------------------
          On January 16, 1985, the Partnership entered into a master loan agreement under which the Partnership was obligated to loan to the Borrower 99% of the net proceeds received upon the sale of limited partnership units less the reserves to be maintained by the Partnership. At October 31, 1987, the Partnership had completed all of the loans contemplated under the master loan agreement. Separate loans have been made by the Partnership with respect to each property or group of related properties purchased by the Borrower. Management believes, at inception, that in no case did the loan amount exceed the appraised value of the property or properties. Each loan was secured by the real property purchased by the Borrower and provided for partial recourse to the Borrower in the event of nonpayment. All loans were approved by an independent Loan Servicing Agent and provide for basic interest to accrue at the rate of 13% per annum and for a minimum payment rate of 8% per annum payable quarterly.

          All loans were "participating loans", and upon the sale of property or the maturity of the loan the Partnership was entitled to 75% of any increase in the value of the property in excess of its original cost, costs of sale and accrued interest. The master loan agreement also required the Borrower to pledge a certificate of deposit of $500,000 and certain promissory notes initially having an aggregate principal balance of $1,500,000,

                            GLENBOROUGH PENSION INVESTORS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                            December 31, 1994, 1993, 1992

          and additional notes if necessary, so that the pledged collateral is never less than 5% of the gross proceeds of the sale of partnership units and 5% of the gross proceeds of the warrants exercised. During the year ended October 31, 1990, the Borrower loaned the funds held in the certificate of deposit to the Partnership in return for a note (see Note 4). Under the master loan agreement, the Partnership was entitled to a prepayment penalty from the Borrower of 5% of the unpaid principal balance at the time of prepayment if the note was paid in the first 5 years of its term, decreasing to a 1% penalty if the note was paid in the final year of its term.

          Through October 31, 1987, the Partnership had made 10 loans to the Borrower totaling $25,299,800. These 10-year notes had payment terms consistent with the master loan agreement and matured at various dates in fiscal years 1996 and 1997. The loan amounts represent 100% of the cash invested by the Borrower in each respective property including acquisition costs, acquisition fees, other capitalized costs and expense reserves.

          Through October 31, 1992, the Partnership accounted for its Investment in Master Agreement according to certain guidelines established by the American Institute of Certified Public Accountants and adopted by the Securities and Exchange Commission
          (SEC). These guidelines address the treatment of certain transactions whereby a lender/investor has in effect assumed a substantial amount of the risks associated with direct ownership of the underlying properties.

          Under these guidelines, the Partnership accounted for its loans as investments and recognized income from them only to the extent that it was received in cash and was supported by the NOI of the underlying properties (see Note 1). Accordingly, no income in excess of cash received was recognized and income from cash received in excess of the NOI of the properties was deferred. $197,000 and $23,000 of income was deferred in 1992 and 1991, respectively. In addition, under the terms of the Master Agreement the Borrower was required to pay the remaining interest amount between the 13% basic rate and the 8% minimum payment rate made by the Borrower when cash flow was sufficient or upon maturity of the loans. At October 31, 1992 and 1991, unpaid interest on the loans representing the difference between the 13% basic interest and the amount received in cash was approximately $8,640,100 and $7,069,100, respectively. Realization of these amounts by the Partnership was dependent upon sufficient cash flows from operation of the properties or a sale of the properties at an amount sufficient to recover the original loan amount, plus accrued interest.

                            GLENBOROUGH PENSION INVESTORS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                            December 31, 1994, 1993, 1992

          Due to AFC's inability to loan any additional funds to the Borrower, and due to the properties' continued inability to generate sufficient income to cover the minimum interest payments due to the Partnership, a Forbearance Agreement, effective July 1, 1992 and commencing with the payment due October 1, 1992, and originally expiring on March 31, 1993 (the "Forbearance Period"), was reached to allow time for negotiation of a workout of the Loans (see Note 2 of the Notes to Financial Statements). During the Forbearance Period, the Borrower paid all net cash flow to the Partnership from the properties which secured the Loans. "Net Cash Flow" was defined as all income collected by the Borrower less operating expenses of the properties (including reserves for real and personal property taxes and insurance) and overhead and operating expenses of the Borrower. The Partnership and the Borrower extended the term of the Forbearance Agreement to allow sufficient time to complete final negotiation and documentation of a workout and to solicit approval from the Partnership's Limited Partners.

          At October 31, 1992, it was determined that the Borrower had little or no equity in the Properties securing the loans, considering the current fair market value of the Properties, and the fact that the proceeds for repayment of the loans could be expected to come only from the operation or sale of the Properties, given AFC's inability to loan any additional funds to the Borrower. Additionally, although the Borrower retained control of the Properties, the Borrower's financial condition at that time and the economic prospects for the Borrower and the Properties in the foreseeable future, made it doubtful that the Borrower would be able to rebuild equity in the Properties or otherwise repay the Loans. As a result, for financial reporting purposes, the Partnership reduced its Investment in Master Agreement by $5,051,000 to the lower of cost or estimated net realizable value of the underlying properties of $20,249,000. For financial statement presentation purposes only (through June 30, 1994), the Partnership had, in effect, foreclosed on the properties. To recognize this, the net Investment in Master Agreement has been reclassified to investment in real estate as of October 31, 1992. The depreciable components of this investment are being depreciated over the remaining useful lives of the properties which range from 4 to 25 years for improvements and 24 to 26 years for buildings. Additionally, all operating revenues and expenses of the properties are being recognized by the Partnership effective November 1, 1992. No additional Income on Investment in Master Agreement will be recognized. In addition, as part of the "in-substance foreclosure" accounting which requires that the Partnership write-down the Investment in Master Agreement to the fair market value of the properties and then reclassify the loans to investment in real estate, the

                            GLENBOROUGH PENSION INVESTORS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                            December 31, 1994, 1993, 1992

          balance of deferred income in the amount of $769,000 was eliminated and was off-set against the unrealized loss on Investment in Master Agreement.

          On April 4, 1994, several matters submitted to a vote of security holders through the soliciation of proxies were approved. These matters included an acquisition through deeds-in-lieu of foreclosure of ten of thirteen properties. These ten properties secured approximately $12,833,000 of the principal balances of the loans. The terms of the remaining loans included:

               an increase in the principal amount of the loans by approximately $355,000 for the costs incurred by the Partnership in the restructuring, an interest accrual rate change from 13% to 10% beginning January 1, 1994, extension of the maturity dates of the loans to March 31, 2001 with five one-year renewal options, and a cross-collateralization of the three loans with the right to transfer a property to the Partnership in satisfaction of the loan without creating a default under the other loans;

               a release of certain collateral notes in the aggregate principal amount of $1,500,000 and the right to pursue certain limited recourse liability relating to the existing loans;

               receiving secured and unsecured notes with unpaid balances of principal and accrued interest as of September 30, 1993 aggregating approximately $1,159,000;

               receiving   a   release  from   the   obligation   to  repay
               approximately $349,000 that was owed to the Borrower;

               acknowledgement of the termination of the contribution agreement and releasing such rights, if any, the Partnership may have with respect thereto;

               and the termination of the servicing agreement.

          Effective July 1, 1994, the Partnership obtained ownership by deeds-in-lieu of foreclosure of four of the Borrower's properties: Park 100 (Buildings 42 and 46) and the Eagan and New Hope mini-storages. In addition, title to the six auto care centers, formerly held by the Borrower, was passed to GPI Georgia Auto Centers, L.P., a Georgia Limited Partnership whose general partner is GPI Auto Centers, Inc., a Georgia corporation, both of which are wholly owned by the Partnership.

          Note 3.   REAL ESTATE INVESTMENTS

                            GLENBOROUGH PENSION INVESTORS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                            December 31, 1994, 1993, 1992

                    -----------------------
          The cost and accumulated depreciation and amortization of real estate investments as of December 31, 1994 are as follows (in thousands):

                                                    Buildings
          December 31, 1994:             Land   and Improvements    Total

          Park 100 Buildings           $  712       $ 2,689       $ 3,401
          Sea Tac II                      712         1,236         1,948
          New Hope                        207         1,648         1,855
          Eagan                           301           765         1,066
          Park Center                   1,748         2,714         4,462
          Country Suites - DFW            954         2,523         3,477
          Auto Care Norcross              287           565           852
          Auto Care College Park          266           427           693
          Auto Care Roswell               206           275           481
          Auto Cares:
            Snellville, Marietta and
             Smyrna                     1,063         1,473         2,536
                                       ------        ------        ------
            Subtotal                    6,456        14,315        20,771

          Less accumulated depreciation
           and amortization                 -         1,357         1,357
                                       ------        ------        ------
            Total                     $ 6,456       $12,958       $19,414
                                       ======        ======        ======

          Park 100 Buildings - On December 31, 1985, the Partnership funded a mortgage loan to the Borrower in the amount of $4,160,000 for the purpose of purchasing Buildings 42 and 46 of the Park 100 Business Park, located in Indianapolis, Indiana. The loan was secured by first deeds of trust on the properties. On July 1, 1994, these properties were acquired by the Partnership by deeds-in-lieu of foreclosure.

          Sea Tac II - On March 3, 1986, the Partnership funded a mortgage loan to the Borrower in the original amount of $2,268,800 for the purpose of purchasing Sea Tac II, located in Seattle, Washington. As part of the restructure in 1994, the principal balance of the note was modified to $2,333,338. The increase represents a portion of the costs of the restructure. The loan is secured by a first deed of trust on the property.

          All American Self Storages - New Hope and Eagan - On July 30, 1986, the Partnership funded two mortgage loans to the Borrower in the amount of $2,193,700 and $1,288,300, respectively, for the purpose of purchasing two self-storage facilities, New Hope and

                            GLENBOROUGH PENSION INVESTORS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                            December 31, 1994, 1993, 1992

          Eagan, located in Minneapolis, Minnesota. On July 1, 1994, these properties were acquired by the Partnership by deeds-in-lieu of foreclosure.

          Park Center - On October 7, 1986, the Partnership funded a mortgage loan to the borrower in the original amount of $5,298,000 for the purpose of purchasing Park Center, a shopping center located in Santa Ana, California. As part of the restructure in 1994, the principal balance of the note was modified to $5,448,427. The increase represents a portion of the costs of the restructure. The loan is secured by a first deed of trust on the property.

          Country Suites - DFW - On October 31, 1986, the Partnership funded a mortgage loan to the Borrower in the original amount of $4,900,000 for the purpose for purchasing a suite-hotel complex, Country Suites - DFW, located in Irving, Texas. As part of the restructure in 1994, the principal balance of the note was modified to $5,039,434. The increase represents a portion of the costs of the restructure. The loan is secured by a first deed of trust on the property.

          Atlanta Auto Care - Norcross, College Park and Roswell - On December 31, 1986, the Partnership funded three separate mortgage loans in the amounts of $974,000, $769,000 and $545,000, respectively, for the purpose of purchasing three Atlanta Auto Care Centers located in Norcross, College Park, and Roswell, Georgia. On July 1, 1994, title to these properties was passed by deeds-in-lieu of foreclosure to GPI Georgia Auto Centers, L.P., a Georgia Limited Partnership whose general partner is GPI Auto Centers, Inc., a Georgia Corporation, both of which are wholly owned by the Partnership.

          Atlanta Auto Cares - Snellville, Marietta and Smyrna - Beginning in May 1987 and ending in June 1987, the Partnership funded a mortgage loan in the total amount of $2,903,000 for the purpose of purchasing three Atlanta Auto Care Centers located in Snellville, Marietta and Smyrna, Georgia. On July 1, 1994, title to these properties was passed by deed-in-lieu of foreclosure to GPI Georgia Auto Centers, L.P., a Georgia Limited Partnership whose general partner is GPI Auto Centers, Inc., a Georgia Corporation, both of which are wholly owned by the Partnership.

          Note 4.   TRANSACTIONS WITH AFFILIATES
                    ----------------------------
          As discussed in Note 2, the Partnership was loaned $500,000 in 1990 by the Borrower in exchange for a note. The note was due April 20, 1994, bore interest at 10% per annum and was secured by

                            GLENBOROUGH PENSION INVESTORS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                            December 31, 1994, 1993, 1992

          interest payments due to the Partnership from the Borrower on funds loaned under the master loan agreement.

          The Borrower possessed insufficient cash flow to make the interest payments to the Partnership for the quarter ended December 31, 1991. An agreement between the partners of the Borrower required August Financial Corporation ("AFC"), one of the partners of the Borrower at the time, to supplement deficiencies in the Borrower's cash flow by making loans to the Borrower. AFC became insolvent and AFC's parent company, GLENFED Service Corporation, was also insolvent and therefore not in a position to contribute any additional capital to AFC. Under these circumstances, management believed that a minor modification between the Partnership and the Borrower was appropriate. As a result, the Partnership and the Borrower entered into an agreement on December 20, 1991 to reduce the interest payment due to the Partnership for the quarter ended December 31, 1991 by $151,300 and to reduce the note payable to the Borrower by the same amount. As part of the restructure discussed in Note 9, the Partnership received a release from the obligation to repay this note.

          Glenborough Realty Corporation had the option to purchase the general partner interest in the Partnership, subject to certain conditions, including the approval of a majority of the limited partners. This option was exercised as part of the restructure.

          In accordance with the Limited Partnership Agreement, the Partnership paid the General Partner and its affiliates compensation for services provided to the Partnership. Glenborough Corporation and Glenborough Hotel Group ("Glenborough") provided property management services and has been compensated as follows:

                                                         1994
                                                         ------
               Property management fees                $108,000
               Property salaries (reimbursed)            47,700
               Hotel management fees                     79,000
               Hotel salaries (reimbursed)              442,800
               Property administrative services         173,200

          These  expenses  are  included  in  operating  expenses  on   the
          Statement of Operations.

          The Partnership also reimbursed Glenborough for expenses incurred and for services provided to the Partnership such as accounting, investor services, data processing, duplicating, office supplies,

                            GLENBOROUGH PENSION INVESTORS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                            December 31, 1994, 1993, 1992

          legal and  administrative services.   Glenborough  was reimbursed
          $221,800 by the Partnership in 1994.

          Note 5.   LINE OF CREDIT
                    --------------
          The Partnership established a $150,000 line of credit facility with an unaffiliated third party in February 1992. Funds drawn on this line of credit bore interest at the prime rate plus 1.5%. To cover the cash distributions to limited partners that otherwise would have been funded by the interest not received in December 1991 (as discussed in Note 4), $150,000 was drawn on the line of credit in late February 1992. This line of credit matured February 28, 1994, but was paid off in May 1993 with the proceeds from the net cash flow payments made by the Borrower.

          Note 6.   TAXABLE INCOME
                    --------------
          The Partnership's tax return, its qualification as a partnership for Federal income tax purposes and the amount of taxable income or loss are subject to examination by Federal and State taxing authorities. If such examinations result in changes to the Partnership's taxable income or loss, the tax liability of the partners could change accordingly.

          For Federal income tax reporting, (a) fees paid for services related to seeking and evaluating potential real estate investments are deducted if and when the plans of acquisition are subsequently abandoned, (b) depreciation is provided for under accelerated and modified accelerated cost recovery methods,
          (c) certain organizational costs classified as syndication costs for tax purposes are not deductible, (d) lease income is recognized under the terms of the lease contract; (e) bad debts are written off when deemed uncollectible, and (f) gains or losses from the sales of properties are adjusted for the turn-around effect of the prior tax treatment of advisory fees and accelerated cost recovery.

          A reconciliation of financial reporting income or partners' capital to taxable income or partners' capital has not been provided as the structure of the relationship between the Partnership and the Borrower makes such reconciliations meaningless.

          Note 7.   PARTNERS' EQUITY
                    ----------------
          Distributions: The amount of all Partnership distributions is determined by the General Partner at its sole discretion.

                            GLENBOROUGH PENSION INVESTORS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                            December 31, 1994, 1993, 1992

          The Partnership Agreement provides that distributions from "cash flow", to the extent deemed available by the General Partner for distribution, shall be distributed 99% to the Limited Partners and 1% to the General Partner. "Cash flow" is defined as cash funds provided from operations, including basic interest received from the Borrower under the terms of the master loan agreement, and interest income from cash and short-term investments, without deduction for non-cash expenses, but after deducting cash funds used to pay all expenses and debt payments, and excluding additional interest received from the Borrower under the terms of the loans, if any.

          Distributions from sources other than operating cash flow shall be distributed 100% to the Limited Partners until the amounts distributed to the Limited Partners equal a complete return of their "adjusted capital investment". "Adjusted capital investment" is defined as the capital contributed to the Partnership less distributions, other than distributions from cash flow. Additional distributions, if any, shall be allocated 100% to the Limited Partners until a minimum 6% per annum cumulative non-compounding return on the Limited Partners' adjusted capital investment is reached. All additional distributions, if any, are allocated 1% to the General Partner and 99% to the Limited Partners in proportion to the number of limited partnership units held by them.

          Note 8.   LITIGATION
                    ----------
          On May 6, 1993, Glenborough Corporation and certain of its affiliates entered into a settlement of a lawsuit that had been brought by the former management company and seller of the hotel ("the seller"), on November 13, 1991. The lawsuit alleged that, in connection with the general partner's termination of the former management company as operator and franchisor of the Borrower's hotel, Glenborough and its affiliates had defamed the former management company and interfered with its contractual relationship with the Borrower. A majority of the amount paid to the former management company under the settlement was funded by Glenborough's insurance carriers, but a portion of the settlement amount was funded by Glenborough. Pursuant to Glenborough's indemnity rights as manager of the Borrower, AFP Partners, (and as general partner of other Outlook partnerships that own hotels), Glenborough is entitled to reimbursement of this portion of the settlement payment. The Borrower's share of this reimbursement together with the associated legal fees was $33,000 and has been included in the Partnership's December 31, 1993 statement of operations as litigation settlement expense.

                            GLENBOROUGH PENSION INVESTORS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                            December 31, 1994, 1993, 1992

          Note 9.   PARTNERSHIP EVENTS
                    ------------------
          On April 4, 1994, several matters submitted to a vote of security holders through the solicitation of proxies were approved. The Limited Partners have given consent on the following matters:

               a) the approval of the admission of Glenborough Realty Corporation as managing general partner and Robert Batinovich as co-general partner and the withdrawal of API Partners as general partner;

               b)   the  change  in   the  name  of   the  Partnership   to
                    Glenborough Pension Investors by an amendment to the partnership agreement;

               c) the further amendment of the partnership agreement to permit Glenborough Corporation, as an affiliate of the new General Partner, to continue to receive fees in substantially the same or somewhat lower amounts as the fees that were being paid to Glenborough Corporation for property management and partnership administrative services provided for in the management agreement;

               d) a restructuring of the Partnership's investments which includes acquiring ten of thirteen properties which secure approximately $12,833,000 of the principal balances of the loans by deeds-in-lieu of foreclosure; a revision of the terms of the remaining loans secured by the three properties including an increase in the principal amount of the loans by approximately $355,000 for the costs incurred by the Partnership in favor of the financial advisor and the investment banking firm used in the restructuring, an interest accrual rate change from 13% to 10% beginning January 1, 1994, extension of the maturity dates of the loans to March 31, 2001 with five one-year renewal options, and a cross-collateralization of the three loans with the right to transfer a property to the Partnership in satisfaction of the loan without creating a default under the other loans; a release of certain collateral notes in the aggregate principal amount of $1,500,000 and the right to pursue certain limited recourse liability relating to the existing loans; receiving secured and unsecured notes with unpaid balances of principal and accrued interest as of September 30, 1993 aggregating approximately $1,159,000; receiving a release from the obligation to repay approximately
                    $350,000 that was owed to the Borrower, AFP Partners; acknowledgement of the termination of the contribution

                            GLENBOROUGH PENSION INVESTORS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                            December 31, 1994, 1993, 1992

                    agreement and releasing such rights, if any, the Partnership may have with respect thereto; and the termination of the servicing agreement.

          Effective July 1, 1994, the Partnership obtained ownership by deeds-in-lieu of foreclosure of four of the Borrower's properties: Park 100 (Buildings 42 and 46) and the Eagan and New Hope mini-storages. In addition, title to the six auto care centers, formerly held by the Borrower, was passed to GPI Georgia Auto Centers, L.P., a Georgia Limited Partnership whose general partner is GPI Auto Centers, Inc., a Georgia corporation, both of which are wholly owned by Glenborough Pension Investors.

          In addition to the solicitation discussed above, but separate and apart from this approved proposal, the Limited Partners were asked to vote on an amendment to the Partnership Agreement which would have permitted the General Partner to reinvest proceeds received from the sale of properties acquired by the Partnership pursuant to the proposal discussed above and the principal payments received on the notes that are held by the Partnership in real property. A majority vote was not achieved by the cutoff date of April 5, 1994, and therefore, this "investment amendment" proposal was not passed. On April 5, 1994, of 76,471 units responding, 49,668 voted for the "investment amendment" proposal, 15,423 voted against the proposal, and 11,380 abstained.

          In addition to the changes discussed above, AFP Partners' structure changed as part of the restructuring. AFP Partners was a California general partnership whose general partners consisted of August Financial Corporation, a California Corporation, August Financial Partners, a California limited partnership, and August Investment Partners, a California limited partnership. AFP Partners, as part of the restructure, is now a California limited partnership, whose general partners are Glenborough Realty Corporation and Robert Batinovich, collectively owning 1%. August Financial Partners, a California limited partnership, is the limited partner, owning 99%.

          Note 10.  OTHER INFORMATION
                    -----------------
          The Partnership has been named in a Registration Statement proposing a consolidation by merger of several entities, which has been filed with the Securities and Exchange Commission. In that regard, as of December 31, 1994, the Partnership has advanced $365,000 toward the transaction costs associated with the consolidation (included in prepaid expenses and other assets). An additional $100,000 in transaction costs have been included in prepaid expenses and other assets and was payable at December 31, 1994. In the event the proposal is not approved by

                            GLENBOROUGH PENSION INVESTORS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                            December 31, 1994, 1993, 1992

          the Partnership's limited partners, and the consolidation goes forward with any of the other entities, the amounts advanced will be fully reimbursed by an affiliate of the general partners of the Partnership. If the Consolidation, itself, does not go forward with any of the other entities, the Partnership will bear a proportion of the transaction costs based upon the number of limited partners who voted for approval of the transaction as compared to those who dissented or abstained. The limited partners are expected to receive their solicitation materials for this potential transaction in 1995.

          Note 11.  SUBSEQUENT EVENT
                    ----------------
          On January 10, 1995, subsequent to the Partnership's year-end, the Partnership acquired a property, Summer Breeze Apartments (formerly owned by Glenfed Summerbreeze Investors, Ltd., a California Limited Partnership) by a deed-in-lieu of foreclosure. As part of the restructure discussed in Note 9, the Partnership received a note secured by a second-deed of trust on the property and an unsecured note with unpaid balances of principal and accrued interest as of September 30, 1993 aggregating approximately $1,159,000. Summer Breeze Apartments are also encumbered by a 1st Deed of Trust. Because the amount of the
          Glenfed Summerbreeze Investors Partnership's debt was approximately equal to the value of its assets, the partnership had little or no net worth. The loans became due September 1, 1994. Since Glenfed Summerbreeze Investors elected not to contribute any capital to the partnership to pay for new financing, the Partnership agreed to pay Glenfed Summerbreeze Investors, Ltd. $150,000 for a deed-in-lieu and dissolution of the partnership thereby foregoing costs of foreclosure and receiving title to the property in a more timely manner. Management is currently working on new financing. Meanwhile, the Partnership has made payments to the lender on the note to postpone appointment of a receiver for the Summer Breeze property.

                            GLENBOROUGH PENSION INVESTORS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                  PROPERTIES OWNED BY GLENBOROUGH PENSION INVESTORS
                                   AND AFP PARTNERS
                                     Schedule III

            Consolidated Real Estate Investments and Related Accummulated
                            Depreciation and Amortization
                                  December 31, 1994
                                                              Costs
                                                           Capitalized
                                                            (Reduced)
                                    Initial Costs           Subsequent
                                       to AFP               to Acqstn
                                    ------------  Bldgs    ----------
                                                   and                 Carrying
   Properties                           Land    Imprvmnts   Imprvmnts   Costs
   ----------                           -----    --------   ---------  --------
   Park 100 Building                $ 712,357   3,285,853    428,820   (65,734)
   Sea Tac II                         712,200   1,473,512    112,417         -
   All American Self-Storage/Eagan    300,725     959,885     25,702         -
   All American Self Storage/Newhope  206,867   1,939,520     76,815         -
   Park Center                      1,748,000   3,295,620    224,101   (50,691)
   Country Suites DFW                 972,429   3,850,454    163,396  (124,066)
   Auto Care Norcross                 286,557     640,560     58,490         -
   Auto Care College Park             265,610     489,129     59,246         -
   Auto Care Roswell                  205,949     331,618     14,011         -
   Auto Care Snellville, Marrietta,
     Smyrna                         1,077,180   1,730,666    138,428   (31,970)
                                    ---------  ----------  ---------  ---------
   Total                           $6,487,874  17,996,817  1,301,426  (272,461)
                                    =========  ==========  =========  =========


                                             Adjustments
                                            -------------
                                                               Costs Captlzd
                                         Accum Depn through      subsqnt to
                                        Oct. 31, 1992 (prior      in-sub
   Properties                          to in-sub foreclosure)   foreclosure
   ----------                           --------------------    -----------
   Park 100 Buildings                        (1,044,448)           84,748
   Sea Tac II                                  (397,955)           48,000
   All American Self Storage/Eagan             (225,534)            4,535
   All American Self Storage/Newhope           (448,645)           81,298
   Park Center                                 (789,684)           34,890
   Country Suite DFW                         (1,597,504)          212,114
   Auto Care Norcross                          (146,013)           11,900
   Auto Care College Park                      (129,660)            7,800
   Auto Care Roswell                            (74,686)            4,290
   Auto Care, Snellville, Marrietta,
     Smyrna                                    (410,528)           32,730
                                             -----------      -----------
   Total                                     (5,264,657)          522,305
                                             ===========      ===========

                           GLENBOROUGH PENSION INVESTORS,
                          A CALIFORNIA LIMITED PARTNERSHIP

                  PROPERTIES OWNED BY GLENBOROUGH PENSION INVESTORS
                                  AND AFP PARTNERS
                                    Schedule III

            Consolidated Real Estate Investments and Related Accummulated
                            Depreciation and Amortization
                                  December 31, 1994

                                            Gross Amount at Which
                                           Carried on Books of GPI
                                            ----------------------
                                                  Buildings
   Properties                         Land     and Improvements    Total
   ----------                         ----     ----------------    -----
   Park 100 Buildings              $  712,357     2,689,239      3,401,596
   Sea Tac II                         712,200     1,235,974      1,948,174
   All American Self Storage/Eagan    300,725       764,588      1,065,313
   All American Self Storage/Newhope  206,867     1,648,988      1,855,855
   Park Center                      1,748,000     2,714,236      4,462,236
   Country Suites DFW                 953,972     2,522,851      3,476,823
   Auto Care Norcross                 286,557       564,937        851,494
   Auto Care College Park             265,610       426,515        692,125
   Auto Care Roswell                  205,949       275,233        481,182
   Auto Care Snellville, Marrietta,
     Smyrna                         1,063,234     1,473,272      2,536,506
                                   ----------    ----------     ----------
     Total                          6,455,471    14,315,833     20,771,304
                                   ==========    ==========     ==========

                                            Gross Amount at Which
                                           Carried on Books of GPI
                                            ----------------------
                                  Accumulated                    Remaining
                                  Depreciation     Date of      Depreciable
   Properties                      and Amort     Acquisition       Lives
   -----------                    ------------   -----------    -----------
   Park 100 Building              $   263,872         10/86           5-25
   Sea Tac II                         116,522          2/88           5-25
   All American Self Storage/Eagan     71,033          7/86           5-25
   All American Self Storage/Newhope  160,730          7/86           5-25
   Park Center                        255,440          9/86           5-25
   Country Suites DFW                 236,313         10/86           5-25
   Auto Care Norcross                  51,442         12/86           5-25
   Auto Care College Park              38,872         12/86           5-25
   Auto Care Roswell                   25,793         12/86           5-25
   Auto Cares, Snellville, Marrietta,
     Smyrna                           137,571         12/86           5-25
                                   ----------
       Total                      $ 1,357,588
                                   ==========

                           GLENBOROUGH PENSION INVESTORS,
                          A CALIFORNIA LIMITED PARTNERSHIP

                  PROPERTIES OWNED BY GLENBOROUGH PENSION INVESTORS
                                  AND AFP PARTNERS
                                    Schedule III

            Consolidated Real Estate Investments and Related Accummulated
                            Depreciation and Amortization
                                  December 31, 1994

   Following is a summary of real estate investments:

                                  For the Year   For the Year       For the Two
   Months
                                     Ended           Ended             Ended
                                  December 31,   December 31,      December 31,
                                      1994           1993              1992
                                 -------------   ------------     --------------
   Balance at beginning of
    period                       $ 20,498,604     20,255,580       20,249,000

     Acquisitions                           -              -                -
     Improvements                     272,700        243,024            6,580
                                 ------------    -----------     ------------
   Balance at end of period      $ 20,771,304     20,498,604       20,255,580
                                 ============    ===========     ============






   Following is a summary of accumulated depreciation and amortization of real estate investments:

                                  For the Year   For the Year       For the Two
   Months
                                     Ended           Ended             Ended
                                  December 31,   December 31,      December 31,
                                      1994           1993              1992
                                 -------------   ------------      -------------
   Balance at beginning of
    period                       $    698,240         96,427                -

     Additions charged to expense     659,348        601,813           96,427
     Retirements                            -              -                -
                                 ------------   ------------     ------------

   Balance at end of period      $  1,357,588        698,240           96,427
                                 ============   ============     ============

          Item 9.   Changes   and   Disagreements   with   Accountants   on
                    Accounting and Financial Disclosure

               None.

                                       PART III

          Item 10.  Directors and Executive Officers of the Registrant

          General Partners

          The Partnership has no directors or executive officers. The General Partners of the registrant are Glenborough Realty Corporation (the "Managing General Partner") and Robert Batinovich. For informational purposes, the following are the names and additional information relating to each of the controlling persons, directors and executive officers of the Managing General Partner as of March 15, 1995:

          Name                     Age       Position
          ----                     ---       --------
          Robert Batinovich         58       President and  Chairman of the
                                             Board

          Andrew Batinovich         36       Senior Vice President, Chief
                                             Financial Officer and Director

          Sandra L. Boyle           46       Vice President

          Barbara L. Evans          54       Vice President,  Secretary and
                                             Corporate Counsel

          Eugene F. Daly            51       Director

          Wallace A. Krone Jr.      63       Director

          Laurence N. Walker        62       Director

          J. Sydney Whalen          60       Director

          The following is a brief description of the background and experience of Robert Batinovich and each of the officers and directors of Glenborough Realty Corporation.

          Robert Batinovich has been the President and a Director of Glenborough Corporation since its inception in l978 and of Glenborough Realty Corporation since its inception in l985. He has been the Chief Financial Officer ("CFO") of Glenborough Corporation since April l986 and the CFO of Glenborough Realty Corporation from April l986 through April l988. He was a member of the California Public Utilities Commission from l975 to January l979 and served as its Chairman from January l977 to
          January l979. He has extensive real estate investment experience. Mr. Batinovich's business background includes managing and owning manufacturing, vending and service companies and a national bank.

          Andrew Batinovich has been Senior Vice President and Chief Financial Officer of Glenborough Realty Corporation since April l988. He was Vice President-Property Management of Glenborough Realty Corporation from April l986 to April l988. He also is Senior Vice President in charge of property management and partnership accounting for Glenborough Corporation. Prior to joining Glenborough Corporation in June l983, he was employed at Security Pacific National Bank in its international and corporate banking groups specializing in real estate lending. He is the son of Robert Batinovich.

          Sandra L. Boyle has been Vice President of Glenborough Realty Corporation since February 1991. She first joined Glenborough Corporation in 1984 and is responsible for property management, including maintenance, capital and tenant improvements, rent collection, budgeting and supervision of regional offices. Prior to joining Glenborough Corporation, she was a residential real estate marketing representative for Great Western Realtors.

          Barbara L. Evans has been Secretary of Glenborough Realty Corporation since April 1986 and Vice President since February 1991. She joined Glenborough Corporation in l985 and serves as Counsel and Secretary. She was admitted as an attorney in the State of California in l983. Prior to attending law school and on a part-time basis during law school, Ms. Evans was a co-owner of TES Associates, a property management and real estate investment advisor.

          Eugene F. Daly was elected a Director of Glenborough Realty Corporation in August 1989. He is President of Daly International Financial and Insurance Services. Mr. Daly is a Registered Principal with the National Association of Securities Dealers (NASD) and his firm Daly International Financial and Insurance Services is a Registered Investment Advisor with the Securities and Exchange Commission.

          Wallace A. Krone, Jr. was elected a Director of Glenborough Realty Corporation in August 1989. He has been associated with Glenborough for approximately 15 years as an investor in
          Glenborough sponsored partnerships. For the past twenty-seven years, he has been self-employed owning various restaurants in the San Francisco Bay Area. Currently Mr. Krone owns a number of Burger King restaurants in the same area.

          Laurence N. Walker was a Director of Glenborough Corporation from October l984 to November l985 and served as Treasurer from January l985 to November l985. He has been a Director of Glenborough Realty Corporation since its inception in l985. He is an attorney specializing in real estate law.

          J. Sydney Whalen was elected a Director of Glenborough Realty Corporation in April l988. He is a Canadian Chartered Accountant and since l983 has been president of Whalen & Associates, a management consulting firm specializing in executive management and chief financial officer services to companies experiencing operating or financial difficulties. In 1993, Mr. Whalen was a co-founder and became President of Round Hill Securities, Inc., a securities broker/dealer. From l975 to l982, he was Vice President-Finance and Administration of Raymond Kaiser Engineers, Inc.

          Item 11.  Executive Compensation

          The  Partnership  has no  executive  officers.   For  information
          relating to fees, compensation, reimbursements and distributions paid to related parties, reference is made to Item 13 below.

          Item 12.  Security Ownership of Certain Owners and Management

          To the best knowledge of the Partnership, no person owned of record or beneficially more than five percent (5%) of the Units at December 31, 1994.

          The Partnership, as  an entity,  does not have  any directors  or
          officers.   At  December 31,  1994,  no Units  were owned  by any
          officers of directors of the General Partner.

          Item 13.  Certain Relationships and Related Transactions

          During the year ended December 31, 1994, the Partnership had no transactions or business relationships with officers or directors of Glenborough required to be reported pursuant to Item 404 of Regulations S-K.

          An affiliate of the General Partner of the Partnership earned compensation for specific services provided to the Partnership. In accordance with the Limited Partnership Agreement, the Partnership paid the General Partner and its affiliates compensation for services provided to the Partnership. Glenborough Corporation provides property management services and has been compensated as follows:

                                                           1994
                                                         --------
             Property management fees                    $108,000
             Property salaries - reimbursed                47,700
             Hotel management fees                         79,000
             Hotel salaries - reimbursed                  442,800
             Property administrative services             173,000

          These costs are included in operating costs and expenses in the statements of operations.

          The Partnership also reimbursed Glenborough Corporation for expenses incurred for services provided to the Partnership such as accounting, investor services, data processing, duplicating and office supplies, legal and administrative services, and the actual costs of goods and materials used for or by the Partnership. Glenborough was reimbursed $221,800 for such expenses during the year ended December 31, 1994.

                                       PART IV

          Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K


                    (a)(1) Financial Statements - See Index to Consolidated
                           Financial Statements contained in Item 8.

                       (2) Financial Statement Schedules  - See Item  14(d)
                           below.

                       (3) Exhibits - None.

                    (b)    Reports on Form 8-K - None.

                    (c)    Exhibits - None.

                    (d)    Financial Statement Schedules -

                           Schedule   III   -   Consolidated  Real   Estate
                           Investments and Related Accumulated Depreciation and Amortization at December 31, 1994.

                     All other schedules for which provision is made int he applicable accounting regulation of the Securities and Exchange commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                                      SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            GLENBOROUGH PENSION INVESTORS,
                           A CALIFORNIA LIMITED PARTNERSHIP


          By:/s/ ROBERT BATINOVICH      By:  Glenborough Realty Corporation,
             --------------------------       a California Corporation,
             Robert Batinovich                Its Managing General Partner
             General Partner


             Date:                            By:  /s/ ROBERT BATINOVICH
                    --------------------        ---------------------------
                                              Robert Batinovich
                                              President and
                                              Chairman of the Board

                                              Date:
                                                    -----------------------

                                              By: /s/ ANDREW BATINOVICH
                                                ---------------------------
                                              Andrew Batinovich
                                              Senior Vice President,
                                              Chief Financial Officer
                                              and Director

                                              Date:
                                                    -----------------------

                                              By: /s/ LAURENCE N. WALKER
                                                ---------------------------
                                              Laurence N. Walker
                                              Director

                                              Date:
                                                    -----------------------

                                              By: /s/ J. SYDNEY WHALEN
                                                 ---------------------
                                              J. Sydney Whalen
                                              Director

                                              Date:
                                                    -----------------------

            (A Majority of the Board of Directors of the General Partner)