Form 10-Q/A
period 1995-06-30
GLENBOROUGH PENSION INVESTORS
filed 1995-09-20
CIK 755869

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

                            GLENBOROUGH PENSION INVESTORS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                               Statements of Operations
                       (in thousands, except per unit amounts)
                                     (Unaudited)

                                          Six Months         Three Months
                                             Ended               Ended
                                            June 30,            June 30,
                                         ------------------  -------------
                                        1995      1994      1995      1994
                                        ----      ----      ----      ----

          Revenues:
            Rental revenue            $ 2,657   $ 2,091   $ 1,378   $ 1,063
            Interest and other              -        15         -         6
                                        -----     -----     -----     -----
               Total revenues           2,657     2,106     1,378     1,069
                                        -----     -----     -----     -----
          Expenses:
            Operating (including $467
             and $445 paid to affiliates
             in the six months ended
             June 30, 1995 and 1994,
             respectively)              1,457     1,162       755       577
            General and administrative
             (including $133 and $111
             paid to affiliates in the
             six months ended June 30,
             1995 and 1994, respectively) 193       190        99        89
            Depreciation and
             amortization                 490       346       277       176
            Interest                      189        14       114         6
            Other (including $40 paid
             to affiliates in the six
             months ended June 30, 1995)    86        -        53         -
                                         ----      ----      ----      ----
               Total expenses           2,415     1,712     1,298       848
                                        -----     -----     -----     -----
          Net income                  $   242   $   394   $    80   $   221
                                        =====     =====     =====     =====
          Net income per limited
            partnership unit          $  2.01   $  3.28   $  0.67   $  1.84
                                        =====     =====     =====     =====
          Distributions per
            limited partnership unit:
             From net income          $  2.01   $  3.13   $  0.67   $  1.56
             Representing return of
               capital                   1.74         -      1.20         -
                                        -----     -----     -----     -----
          Total distributions per
            limited partnership unit: $  3.75   $  3.13   $  1.87   $  1.56
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

                            GLENBOROUGH PENSION INVESTORS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                 Consolidated Statements of Cash Flows (in thousands)
                                     (Unaudited)
                                                             Six months ended
                                                                June 30,
                                                         --------------------
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

                            GLENBOROUGH PENSION INVESTORS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                 Consolidated Statements of Cash Flows (in thousands)
                                     (Unaudited)
                                                             Six months ended
                                                                June 30,
                                                          --------------------
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
                                                   June 30,   June 30,
                                                     1995       1994
                                                   --------   --------
               Property management fees         $ 65,500   $ 53,300
               Property salaries (reimbursed)     55,400     24,000
               Hotel management fees              44,000     39,600
               Hotel salaries (reimbursed)       248,500    222,800
               Property administrative services   53,500    105,200

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

          Note 4.   PROPERTY ACQUISITION
                    --------------------
          On January 12, 1995, the Partnership acquired a property, Summerbreeze Apartments (the "Property") (formerly owned by Glenfed Summerbreeze Investors, Ltd., a California Limited Partnership ("Summerbreeze Investors") by a deed-in-lieu of foreclosure. Prior to January 12, 1995, the Partnership held a note secured by a second deed of trust on the Property and an unsecured note with unpaid balances of principal and accrued interest as of September 30, 1993 aggregating approximately $1,159,000. Prior to the acquisition, no accounting recognition had been given to the second trust deed loan secured by the Summerbreeze property and held by the Partnership. No consideration was given by the Partnership to obtain the loan, therefore the Partnership had no basis as measured by Generally Accepted Accounting Principals. The Property was also encumbered by a first deed of trust. Because the amount of the Summerbreeze Investors partnership's total debt was approximately equal to the value of its assets, the partnership had little or no net worth. Since the limited partners of Summerbreeze Investors elected not to contribute any capital to pay for new financing, they agreed to give a deed-in-lieu of foreclosure to the Partnership in exchange for $150,000. The Partnership recorded the property basis at the balance of the first trust deed note plus the $150,000 paid in cash.

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

          The acquisiton of this property affects the comparability of operating results between 1995 and prior periods.

          Note 5.   OTHER INFORMATION
                    -----------------
          The Partnership has been named in a Registration Statement proposing a consolidation by merger of several entities, which has been filed with the Securities and Exchange Commission. In that regard, as of June 30, 1995, the Partnership has advanced $520,300 and accrued $186,000 (the aggregate of which is included in prepaid expenses and other assets) toward its pro rata share of the transaction costs associated with the consolidation. In the event the proposal is not approved by the Partnership's limited partners, and the consolidation goes forward with any of the other entities, the amounts advanced will be fully reimbursed by an affiliate of the general partners of the Partnership. If the Consolidation, itself, does not go forward with any of the other entities, the Partnership will bear a proportion of the transaction costs based upon the number of limited partners who voted for approval of the transaction as compared to those who

                            GLENBOROUGH PENSION INVESTORS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                                    June 30, 1995
                                     (Unaudited)

          dissented or  abstained.   The limited  partners are  expected to
          receive   their  solicitation   materials   for   the   potential
          transaction in 1995.


          Note 6.   LEGAL PROCEEDINGS
                    -----------------
          In June of 1995, a class action lawsuit was filed on behalf of all limited partners of the Partnership. The lawsuit related to a 1994 vote by the limited partners of the Partnership (which was then called Outlook Pension Investors, or "OPI") to approve a restructuring of mortgage loans previously made by the Partnership to a private partnership, called AFP Partners. The principals of AFP Partners were the four original principals of August Financial Corporation (John R. Provine, Luke V. McCarthy, Carl Sigalos and D. A. Heil) (the "August Defendants") and a subsidiary of Glenfed Bank ("Glenfed"). The August Defendants and Glenfed also controlled API Partners, which was then the general partner of the Partnership. The lawsuit made a number of claims against the August Defendants and/or Glenfed, including a claim that the proposed debt restructure constituted a breach of fiduciary duty by the August Defendants and Glenfed. The lawsuit also asserted that the disclosure materials were false and misleading, either as a result of fraud or negligent misrepresentation.

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

                            GLENBOROUGH PENSION INVESTORS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                                    June 30, 1995
                                     (Unaudited)

          Robert Batinovich and GRC take no position with respect to the possible merits of the claims asserted against Glenfed, Houlihan, Lokey and the August Defendants. However, the asserted factual and legal bases for the claims against these other defendants are, in the opinion of GRC and Robert Batinovich, completely inapplicable to them. The lawsuit makes no allegation that either GRC or Robert Batinovich participated in the organization of the Partnership, were partners of the Partnership at its formation or at any time prior to the vote, breached any fiduciary duties or received any benefit in connection with the debt restructure. Moreover, independent legal counsel for the limited partners and an independent fairness opinion were obtained with respect to the restructuring. For these and other reasons, GRC and Robert Batinovich believe that the claims against them are completely without merit, and will, independent of the other defendants, contest and seek dismissal of any and all claims asserted against them.

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

          As discussed in Note 4 of the Notes to Consolidated Financial Statements, the Partnership acquired the Summerbreeze property by a deed-in-lieu of foreclosure on January 12, 1995 which primarily accounts for the increase in net real estate investments from December 31, 1994 to June 30, 1995 and effects the comparability of operating results between 1995 and prior periods. The cost basis of the property when title transferred to the Partnership was the equivalent of the note payable secured by a first deed of trust and $150,000 that the Partnership paid for a deed-in-lieu of foreclosure. Prior to the acquisition, no accounting recognition had been given to the second trust deed loan secured by the Summerbreeze property and held by the Partnership. No consideration was given by the Partnership to obtain the loan, therefore the Partnership had no basis as measured by Generally Accepted Accounting Principals.

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