Form 10-Q/A
period 1995-06-30
GLENBOROUGH PENSION INVESTORS
filed 1995-09-26
CIK 755869

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


                                        GLENBOROUGH PENSION INVESTORS,
                                        A CALIFORNIA LIMITED PARTNERSHIP

                                        By: Glenborough Realty Corporation,
                                            a California corporation
                                            the Managing General Partner



          Date: September 18, 1995          By: /s/ Andrew Batinovich
                                               ----------------------------
                                                Andrew Batinovich
                                                Senior Vice President,
                                                Chief Financial Officer
                                                and Director