Form 10-Q/A
period 1995-03-31
GLENBOROUGH PENSION INVESTORS
filed 1995-11-03
CIK 755869

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






          PART II.  OTHER INFORMATION


          Item 6.   Exhibits

                    (a)    Exhibit Index



                                                  Incorporation by
          Exhibit No.   Description               Reference to
          -----------------------------------------------------------------
          27.1          Financial Data Schedule   EDGAR Exhibit No.
                                                  EX-27 for  March 31, 1995
                                                  Form 10-Q
                                                  Registration No. 0-13448






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


                                        GLENBOROUGH PENSION INVESTORS,
                                        A CALIFORNIA LIMITED PARTNERSHIP

                                        By: Glenborough Realty Corporation,
                                            a California corporation
                                            the Managing General Partner



          Date: November 1, 1995            By: /s/ Andrew Batinovich
                                               ----------------------------
                                                Andrew Batinovich
                                                Executive Vice President,
                                                Chief Financial Officer
                                                and Director