Form 10-Q
period 1995-09-30
GLENBOROUGH PENSION INVESTORS
filed 1995-11-14
CIK 755869

FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended September 30, 1995

                                          OR

                [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                       for the transition period from       to
                                                     ------   ------
                            Commission File number 0-13448

                            GLENBOROUGH PENSION INVESTORS,
                           A CALIFORNIA LIMITED PARTNERSHIP
           --------------------------------------------------------------
                (Exact name of Registrant as specified in its charter)

                    California                              33-0058349
            ---------------------------                   ---------------
           (State or other jurisdiction                  (I.R.S. Employer
         of incorporation or organization)              Identification No.)


       400 South El Camino Real, Suite 1100                 94402-1708
               San Mateo, California                       ------------
        ----------------------------------                  (Zip Code)
     (Address of principal executive offices)


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

                                      Yes X  No
                                        ---- ----

             Total number of units outstanding as of September 30, 1995:


                              NO EXHIBIT INDEX REQUIRED

          PART I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements

                            GLENBOROUGH PENSION INVESTORS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                             Consolidated Balance Sheets
                       (in thousands, except units outstanding)
                                     (Unaudited)

                                                September 30, December 31,
                                                     1995         1994
          Assets                                  ---------   ------------
          -------
          Real estate investments:
            Land                                 $  8,312      $  6,456
            Buildings and improvements, net
              of accumulated depreciation of
              $1,993 and $1,366 in 1995 and
              1994, respectively                   14,849        12,958
                                                 --------      --------
              Net real estate investments          23,161        19,414

          Cash and cash equivalents                   208           382
          Accounts receivable                         145           106
          Prepaid expenses and other assets,
            net of accumulated amortization
            of $276 and $129 in 1995 and 1994,
            respectively                              983           510
                                                 --------      --------
          Total assets                           $ 24,497      $ 20,412
                                                 ========      ========
          Liabilities and Partners'
          Equity (Deficit)
          -------------------------
          Accounts payable                       $    170      $     40
          Accrued expenses                            775           519
          Note payable                              4,000             -
                                                 --------      --------
                Total liabilities                   4,945           559

          Partners' equity (deficit):
            General Partner                          (57)          (55)
            Limited Partners - 118,942
              limited partnership units
              outstanding                          19,609        19,908
                                                 --------      --------
                Total partners' equity             19,552        19,853
                                                 --------      --------
          Total liabilities and partners'
            equity                               $ 24,497      $ 20,412
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

                            GLENBOROUGH PENSION INVESTORS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                               Statements of Operations
                       (in thousands, except per unit amounts)
                                     (Unaudited)

                                           Nine Months          Three Months
                                               Ended               Ended
                                           September 30,        September 30,
                                          ---------------     ---------------
                                           1995     1994       1995      1994


     Revenues:
       Rental revenue                   $ 3,973  $ 3,152    $ 1,316   $ 1,061
       Interest and other                     -        -          -       (15)
                                          -----    -----      -----     -----
          Total revenues                  3,973    3,152      1,316     1,046
                                          -----    -----      -----     -----
     Expenses:
       Operating (including $732 and
        $647 paid to affiliates in the
        nine months ended September 30,
        1995 and 1994, respectively)      2,152    1,722        695       560
       General and administrative
        (including $194 and $163 paid to
        affiliates in the nine months
        ended September 30, 1995 and 1994,
        respectively)                       287      265         94        75
       Depreciation and amortization        774      543        284       197
     Interest                               300        -        111       (14)
       Other (including $40 paid to
        affiliates in the nine months
        ended September 30, 1995)            86        -         -          -
                                          -----    -----      -----       ----
          Total expenses                  3,599    2,530      1,184        826
                                          -----    -----      -----      -----
     Other:
       Gain on restructure                    -        8          -          8
                                          -----    -----      -----      -----
     Net income                         $   374  $   630    $   132    $   236
                                          =====    =====      =====      =====
     Net income per limited
       partnership unit                 $  3.11  $  5.25    $  1.10    $  1.96
                                          =====    =====      =====      =====
     Distributions per
       limited partnership unit:
        From net income                 $  3.11  $  5.00    $  1.10    $  1.88
        Representing return of capital     2.51        -        .78          -
                                          -----    -----      -----      -----
     Total distributions per
       limited partnership unit:        $  5.62  $  5.00    $  1.88    $  1.88
                                          =====    =====      =====      =====


             See accompanying notes to consolidated financial statements.

                            GLENBOROUGH PENSION INVESTORS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                Consolidated Statements of Partners' Equity (Deficit)
                                    (in thousands)

                For the nine months ended September 30, 1995 and 1994
                                     (Unaudited)


                                                                   Total
                                            General    Limited   Partners'
                                            Partner    Partners    Equity
                                         ---------   ---------   --------
          Balance at December 31, 1993   $    (56)   $ 19,874   $ 19,818

          Distributions                        (6)       (595)      (601)

          Net income                            6         624        630
                                          --------    --------   --------
          Balance at September 30, 1994  $    (56)   $ 19,903   $ 19,847
                                          ========    ========   ========


          Balance at December 31, 1994   $    (55)   $ 19,908   $ 19,853

          Distributions                        (6)       (669)      (675)

          Net income                            4         370        374
                                          --------    --------   --------
          Balance at September 30, 1995       (57)     19,609     19,552
                                          ========    ========   ========
























             See accompanying notes to consolidated financial statements.

                            GLENBOROUGH PENSION INVESTORS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                 Consolidated Statements of Cash Flows (in thousands)
                                     (Unaudited)
                                                             Nine months ended
                                                              September 30,
                                                           --------------------
                                                           1995          1994
                                                           -----         -----
       Cash flows provided by operating activities:
         Net income                                    $    374      $    630
       Adjustments to reconcile net income to net
        cash provided by operating activities:
           Depreciation and amortization                    774           543
           Other expenses                                    86            (8)
         Changes in certain assets and liabilities:
           Accounts receivable                              (39)           (3)
           Prepaid expenses and other assets               (685)         (294)
           Accounts payable                                 130             -
           Accrued expenses                                 256
                                                        --------      --------
               Total adjustments                            522           344
                                                        --------      --------
           Net cash provided by operating activities        896           974
                                                        --------      --------
       Cash flows used for investing activities:
         Acquisitions of and additions to real estate      (507)         (234)
                                                        --------      --------
           Net cash used for investing activities          (507)         (234)
                                                        --------      --------
       Cash flows used for financing activities:
         Distributions paid to partners                    (675)         (601)
         Note payable principal payments                 (3,908)            -
         Proceeds from refinancing                        4,000             -
         Distribution from acquired property                 20             -
                                                        --------      --------
           Net cash used for financing activities          (563)         (601)
                                                        --------      --------
       Net increase (decrease) in cash and cash
        equivalents                                        (174)          130

       Cash and cash equivalents at beginning
        of period                                           382           271
                                                        --------      --------
       Cash and cash equivalents at end
        of period                                      $    208      $    401
                                                        ========      ========
       Supplemental disclosure of cash flow
        information:
           Cash paid for interest                      $    264      $     -
                                                        ========      ========

                                     -continued-


             See accompanying notes to consolidated financial statements.

                            GLENBOROUGH PENSION INVESTORS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                 Consolidated Statements of Cash Flows (in thousands)
                                     (Unaudited)
                                                             Nine months ended
                                                              September 30,
                                                           --------------------
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

                            GLENBOROUGH PENSION INVESTORS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                                  September 30, 1995
                                     (Unaudited)

          Note 1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
                    -----------------------------------------------------
                    POLICIES
                    --------
          In the opinion of Glenborough Realty Corporation, the managing General Partner, the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of Glenborough Pension Investors, A California Limited Partnership (the "Partnership") as of September 30, 1995 and December 31, 1994, the related statements of operations for the nine and three months ended September 30, 1995 and 1994, and the changes in partners' equity and cash flows for the nine months ended September 30, 1995 and 1994.

          Note 2.   REFERENCE TO 1994 AUDITED FINANCIAL STATEMENTS
                    ----------------------------------------------
          These  unaudited   financial   statements  should   be  read   in
          conjunction with the Notes to Consolidated Financial Statements included in the 1994 audited financial statements.

          Note 3.   TRANSACTIONS WITH AFFILIATES
                    ----------------------------
          In accordance with the limited partnership agreement, the Partnership paid the General Partner and its affiliates compensation for services provided to the Partnership. Glenborough Corporation and Glenborough Hotel Group ("Glenborough"), affiliates of Glenborough Realty Corporation, have been compensated for property management services. Included in operating expenses for the nine months ended September 30, 1995 and 1994 are the following amounts paid to Glenborough:
                                              September 30,   September 30,
                                                   1995           1994
                                                 --------       --------
               Property management fees        $ 130,000        $ 78,000
               Property salaries (reimbursed)     87,000          35,200
               Hotel management fees              66,000          59,500
               Hotel salaries (reimbursed)       369,000         335,400
               Property administrative services   80,000         139,200

          The Partnership also pays Glenborough for direct expenses plus a fee of 1% of assets for asset management services, general and administrative costs and services provided to the Partnership such as accounting, investor services, duplicating, office supplies, and other administrative services. The Partnership also pays Glenborough Corporation for legal costs. Glenborough was paid $194,000 and $163,000 by the partnership for these expensesintheninemonthsendedSeptember30,1995and1994,respectively.

                            GLENBOROUGH PENSION INVESTORS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                                  September 30, 1995
                                     (Unaudited)

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

                            GLENBOROUGH PENSION INVESTORS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                                  September 30, 1995
                                     (Unaudited)

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

          The acquisition of this property affects the comparability of operating results between 1995 and prior periods.

          Note 5.   OTHER INFORMATION
                    -----------------
          The Partnership has been named in a Registration Statement proposing a consolidation by merger of several entities, which has been filed with the Securities and Exchange Commission. In that regard, as of September 30, 1995, the Partnership has advanced $645,300 and accrued $188,000 (the aggregate of which is included in prepaid expenses and other assets) toward its pro rata share of the transaction costs associated with the consolidation. In the event the proposal is not approved by the Partnership's limited partners, and the consolidation goes forward with any of the other entities, the amounts advanced will be fully reimbursed by an affiliate of the general partners of the Partnership. If the Consolidation, itself, does not go forward with any of the other entities, the Partnership will bear a proportion of the transaction costs based upon the number of limited partners who voted for approval of the transaction as

                            GLENBOROUGH PENSION INVESTORS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                                  September 30, 1995
                                     (Unaudited)

          compared to those who dissented or abstained. The solicitation materials (incorporated by reference to Form S-4, Registration Statement #33-83506 for Glenborough Realty Trust Incorporated), were mailed to the investors on
          October  29,  1995.   The  solicitation  period  will  expire  in
          December 1995.

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

          Robert Batinovich and GRC take no position with respect to the possible merits of the claims asserted against Glenfed, Houlihan, Lokey and the August Defendants. However, the asserted factual

                            GLENBOROUGH PENSION INVESTORS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                                  September 30, 1995
                                     (Unaudited)

          and legal bases for the claims against these other defendants are, in the opinion of GRC and Robert Batinovich, completely inapplicable to them. The lawsuit makes no allegation that either GRC or Robert Batinovich participated in the organization of the Partnership, were partners of the Partnership at its formation or at any time prior to the vote, breached any fiduciary duties or received any benefit in connection with the debt restructure. Moreover, independent legal counsel for the limited partners and an independent fairness opinion were obtained with respect to the restructuring. For these and other reasons, GRC and Robert Batinovich believe that the claims against them are completely without merit. All but one of the defendants in the action filed "demurrers" (a demurrer is a challenge to the sufficiency of the complaint as a matter of law). The court held a hearing on these demurrers on November 7. At the hearing, the demurrers were sustained (approved) with respect to all causes of action asserted against the Partnership, Robert Batinovich, Glenborough Realty Corporation, and AFP
          Partners, and plaintiff's request for punitive damages was stricken from the complaint. This dismissal was without prejudice to the right of the plaintiff to amend its complaint, and plaintiff expected to do so. With respect to Glendale Federal Bank, API Partners, August Advisors, Inc. John Provine, Luke McCarthy and other defendants the demurrers to certain causes of action (including all punitive damages claims) were sustained, and others were overruled (denied).

          In the opinion of the General Partners, the resolution of the pending legal proceeding is not expected to have a material adverse effect on the Partnership.

          Note 7.   NEW ACCOUNTING PRONOUNCEMENT
                    ----------------------------
          In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This statement requires that long-lived assets be reported at the lower of carrying amount or fair value. The Partnership plans to adopt SFAS No. 121 in 1996 and believes that the adoption will not have a material impact upon its financial statements.

          Item 2.   Managements  Discussion  and   Analysis  of   Financial
                    Conditions and Results of Operations

          LIQUIDITY AND CAPITAL RESOURCES

          The Partnership maintains nominal cash reserves and distributes the net cash flow from operations to the partners. Distributions to the Limited Partners were paid at an annual rate of 2.5% for the nine months ended September 30, 1994. After reviewing the effects of the implementation of the workout between the Partnership and the Borrower, management increased the distribution rate to 3% effective for the distribution paid August 31, 1994. Distributions continue at that rate to date. The distributions paid in the nine months ended September 30, 1994 were provided by net income. Of the distributions paid in 1995, $301,000 were distributed in excess of net income and therefore represented a return of capital.

          As discussed in Note 4 of the Notes to Consolidated Financial Statements, the Partnership acquired the Summerbreeze property by a deed-in-lieu of foreclosure on January 12, 1995 which primarily accounts for the increase in net real estate investments from December 31, 1994 to September 30, 1995 and effects the comparability of operating results between 1995 and prior periods. The cost basis of the property when title transferred to the Partnership was the equivalent of the note payable secured by a first deed of trust and $150,000 that the Partnership paid for a deed-in-lieu of foreclosure. Prior to the acquisition, no accounting recognition had been given to the second trust deed loan secured by the Summerbreeze property and held by the Partnership. No consideration was given by the Partnership to obtain the loan, therefore the Partnership had no basis as measured by Generally Accepted Accounting Principals.

          Accounts receivable increased approximately $39,000 from December 31, 1994 to September 30, 1995 (but was down $27,000 from the June 30, 1995 balance) due to an increase in accounts receivable at the Country Suites - DFW property. Payments continue to be received and all accounts receivable are expected to be collected.

          Prepaid expenses and other assets increased approximately $473,000 from December 31, 1994 to September 30, 1995 primarily due to advances made by the Partnership toward transaction costs associated with the proposed consolidation by merger, as discussed in Note 5 of the Consolidated Notes to Financial Statements. The accrual of a portion of such costs accounts for the majority of the increase in accrued expenses of $256,000 between December 31, 1994 and September 30, 1995.

          The increase of approximately $130,000 in accounts payable between December 31, 1994 and September 30, 1995 is only due to timing of the billpaying cycle. All accounts payable are current.

          The note payable in the amount of $4,000,000 at September 30, 1995 represents the refinanced first trust deed note secured by the Summerbreeze property that the Partnership acquired on January 12, 1995 (as discussed in Note 4 of the Notes to Consolidated Financial Statements.)

          RESULTS OF OPERATIONS

          Rental revenue increased $821,000 in the nine months ended September 30, 1995 compared to the same period in 1994 primarily due to the acquisition of the Summerbreeze property on January 12, 1995, which accounted for $590,000 of the increase. The remaining $231,000 increase in rental revenue was primarily due to the improved operations at Park 100, Buildings 42 and 46 (as a result of increased occupancy and rental rates) and Country Suites - DFW (as a result of a higher average daily room rate).

          Following is a comparison of occupancy (and average daily room rate for the hotel) of the individual properties:

                                                 Occupancy Level
                                                   Percentage
                                               ------------------
                                          September 30,  September 30,
                                               1995          1994
                                            ---------      ---------
          Park Center                            95%         95%
          Park 100, Building 42                 100%         89%
          Park 100, Building 46                 100%        100%
          Sea Tac                               100%        100%
          Eagan Mini-Storage                     95%         97%
          New Hope Mini-Storage                  94%         98%
          Summerbreeze Apartments                93%           -
          Atlanta Auto Care Centers:
          College Park                          100%        100%
          Marietta                               90%        100%
          Norcross                              100%        100%
          Roswell                               100%         76%
          Smyrna                                100%        100%
          Snellville                             75%        100%

          Country Suites - DFW                   78%         79%
               Average Daily Room Rate        $65.51      $57.53


          Operating expenses increased $430,000 in 1995 over 1994, of which $343,000 related to the Summerbreeze property. The remaining $87,000 increase was primarily due to an increase in expenses at the Sea Tac property relating to environmental surveys and remediation in the amount of $50,000.

          Depreciation and amortization expense increased by approximately $231,000 primarily due to the acquisition of the Summerbreeze property on January 12, 1995.

          Interest expense in the amount of $300,000 in the nine months ended September 30, 1995 is the interest relating to the first deed of trust on the Summerbreeze property (see Note 4 of the Notes to Consolidated Financial Statements).

          General and administrative expenses increased $23,000 between the nine months ended September 30, 1994 and 1995 due to the overhead costs associated with the additional property (Summerbreeze) held in 1995.

          Other expenses in the amount of $86,000 for the nine months ended September 30, 1995 were costs incurred by the Partnership and the original lender on the Summerbreeze property relating to the potential foreclosure proceedings before the note payable was refinanced and the 1.00% refinance fee (as discussed in Note 3 of the Notes to Consolidated Financial Statements). The Partnership agreed to assume these costs and recognized them on the 1995 statement of operations.

                                       PART II.

          Item 1.   Legal Proceedings

                    The response to this item is incorporated by  reference
          to        Note 6  of the Notes to  Financial Statements contained
          in        Part I, Item 1.

          Item 5.   Other Information

                    The response to this item is incorporated by  reference
                    to  Note  5  of  the  Notes  to  Financial   Statements
                    contained in Part I, Item 1.

          Item 6.   Exhibits and Reports on Form 8-K

                    (a)    Exhibits.

                           None.

                    (b)    Reports on Form 8-K.

                           None.

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



          Date: November  , 1995            By: /s/ Andrew Batinovich
                                               ----------------------------
                                                Andrew Batinovich
                                                Executive Vice President,
                                                Chief Financial Officer
                                                and Director